Form 10-Q
period 2025-06-30
MGIC INVESTMENT CORP
filed 2025-07-30
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 25, 2025, there were 230,523,015 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q2 2025 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

MGIC Investment Corporation - Q2 2025 | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Government Sponsored Enterprise. Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

MGIC Investment Corporation - Q2 2025 | 4

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
MGIC Investment Corporation - Q2 2025 | 5

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

2023 Traditional XOL
Our XOL Transaction that provides coverage on eligible NIW from 2023

2024 Traditional XOL
Our XOL Transaction that provides coverage on eligible NIW from 2024

2025 Traditional XOL
Our XOL Transaction that provides coverage on eligible NIW from 2025

2026 Traditional XOL
Our XOL Transaction that will provide coverage on eligible NIW in 2026

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of other underwriting and operating expenses, net, and amortization of DAC to net premiums written

MGIC Investment Corporation - Q2 2025 | 6

Underwriting profit
Net premiums earned minus losses incurred, net and other underwriting and operating expenses, net

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q2 2025 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	June 30, 2025	December 31, 2024
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2025 - $5,684,464; 2024 - $5,838,145)		$5,459,483	$5,511,564
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2025 - $342,785; 2024 - $339,978)		342,848	340,125
Equity securities, at fair value (cost 2025 - $16,214; 2024 - $16,146)		15,038	14,762
Other invested assets, at cost		1,109	1,109
Total investment portfolio		5,818,478	5,867,560
Cash and cash equivalents		294,871	229,485
Restricted cash and cash equivalents		4,024	5,142
Accrued investment income		59,106	61,064
Reinsurance recoverable on loss reserves	4	53,781	47,281
Reinsurance recoverable on paid losses	4	2,041	4,197
Premiums receivable		57,236	57,536
Home office and equipment, net		33,210	35,679
Deferred insurance policy acquisition costs		10,274	11,694
Deferred income taxes, net		41,818	69,875
Other assets		167,488	157,722
Total assets		$6,542,327	$6,547,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$452,154	$462,662
Unearned premiums		105,049	120,360
Senior notes	3	645,402	644,667
Other liabilities		184,778	147,171
Total liabilities		1,387,383	1,374,860
Contingencies	5
Shareholders’ equity:	12
Common stock ($1 par value, shares authorized 1,000,000; shares issued and outstanding 2025 - 233,138; 2024 - 248,449)		233,138	248,449
Paid-in capital		1,801,159	1,808,236
Accumulated other comprehensive income (loss), net of tax	9	(204,969)	(288,162)
Retained earnings		3,325,616	3,403,852
Total shareholders’ equity		5,154,944	5,172,375
Total liabilities and shareholders’ equity		$6,542,327	$6,547,235
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q2 2025 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2025	2024	2025	2024
Revenues:
Premiums written:
Direct		$277,206	$273,337	$553,677	$548,540
Assumed		3,717	3,353	7,255	6,769
Ceded	4	(43,539)	(43,212)	(88,202)	(88,031)
Net premiums written		237,384	233,478	472,730	467,278
Decrease in unearned premiums, net		6,938	10,050	15,311	18,894
Net premiums earned		244,322	243,528	488,041	486,172
Investment income, net of expenses		60,995	61,479	122,438	121,223
Net gains (losses) on investments and other financial instruments	7/8	(1,426)	(276)	(685)	(8,785)
Other revenue		354	546	685	1,028
Total revenues		304,245	305,277	610,479	599,638

Losses and expenses:
Losses incurred, net	11	(2,835)	(18,272)	6,756	(13,717)
Amortization of deferred insurance policy acquisition costs		1,738	2,150	3,395	4,159
Other underwriting and operating expenses, net	15	50,354	52,675	101,760	111,693
Interest expense		8,899	8,899	17,798	17,798
Total losses and expenses		58,156	45,452	129,709	119,933
Income before tax		246,089	259,825	480,770	479,705
Provision for income tax		53,607	55,597	102,828	101,380
Net income		$192,482	$204,228	$377,942	$378,325

Earnings per share:
Basic	6	$0.81	$0.77	$1.57	$1.41
Diluted	6	$0.81	$0.77	$1.56	$1.40

Weighted average common shares outstanding - basic	6	236,333	265,315	240,218	267,814
Weighted average common shares outstanding - diluted	6	237,971	266,872	242,209	269,990

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2025 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2025	2024	2025	2024
Net income		$192,482	$204,228	$377,942	$378,325
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	28,523	(7,459)	80,194	(17,851)
Benefit plan adjustments		2,953	538	2,999	1,077
Other comprehensive income (loss), net of tax		31,476	(6,921)	83,193	(16,774)
Comprehensive income (loss)		$223,958	$197,307	$461,135	$361,551

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2025 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2025	2024	2025	2024
Common stock
Balance, beginning of period		$240,194	$371,353	$248,449	$371,353
Issuance of common stock, net under share-based compensation plans	12	65	—	1,045	—
Purchases of common stock	12	(7,121)	—	(16,356)	—
Balance, end of period		233,138	371,353	233,138	371,353

Paid-in capital
Balance, beginning of period		1,796,475	1,788,050	1,808,236	1,808,113
Issuance of common stock, net under share-based compensation plans	12	(98)	—	(19,946)	—
Reissuance of treasury stock, net under share-based compensation plans	12	—	—	—	(31,168)
Equity compensation	13	4,782	7,181	12,869	18,286
Balance, end of period		1,801,159	1,795,231	1,801,159	1,795,231

Treasury stock
Balance, beginning of period	12	—	(1,466,224)	—	(1,384,293)
Purchases of common stock		—	(158,567)	—	(252,620)
Reissuance of treasury stock, net under share-based compensation plans		—	—	—	12,122
Balance, end of period		—	(1,624,791)	—	(1,624,791)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(236,445)	(326,134)	(288,162)	(316,281)
Other comprehensive income (loss), net of tax	9	31,476	(6,921)	83,193	(16,774)
Balance, end of period		(204,969)	(333,055)	(204,969)	(333,055)

Retained earnings
Balance, beginning of period		3,339,660	4,735,298	3,403,852	4,593,125
Purchases of common stock	12	(175,327)	—	(392,431)	—
Net income		192,482	204,228	377,942	378,325
Cash dividends	12	(31,199)	(31,343)	(63,747)	(63,267)
Balance, end of period		3,325,616	4,908,183	3,325,616	4,908,183

Total shareholders’ equity		$5,154,944	$5,116,921	$5,154,944	$5,116,921

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2025 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$377,942	$378,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,228	10,969
Deferred tax expense (benefit)	5,943	4,508
Equity compensation	12,869	18,286
Net (gains) losses on investments and other financial instruments	685	8,785
Change in certain assets and liabilities:
Accrued investment income	1,958	(1,628)
Reinsurance recoverable on loss reserves	(6,500)	(9,044)
Reinsurance recoverable on paid losses	2,156	9,012
Premiums receivable	300	1,902
Deferred insurance policy acquisition costs	1,420	1,465
Loss reserves	(10,508)	(27,765)
Unearned premiums	(15,311)	(18,894)
Return premium accrual	(2,171)	(5,700)
Current income taxes	61,484	26,993
Other, net	(28,848)	(37,439)
Net cash provided by (used in) operating activities	406,647	359,775

Cash flows from investing activities:
Purchases of investments	(771,072)	(737,607)
Proceeds from sales of investments	41,017	12,841
Proceeds from maturity of fixed income securities	882,984	616,633
Additions to property and equipment	(145)	(279)
Net cash provided by (used in) investing activities	152,784	(108,412)

Cash flows from financing activities:
Repurchase of common stock	(411,585)	(251,217)
Dividends paid	(64,677)	(63,936)
Payment of withholding taxes related to share-based compensation net share settlement	(18,901)	(19,046)
Net cash provided by (used in) financing activities	(495,163)	(334,199)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	64,268	(82,836)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	234,627	370,644
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$298,895	$287,808
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2025 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The substantial majority of our new insurance written (“NIW”) has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, and calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of June 30, 2025, MGIC’s Available Assets are in excess of its Minimum Required Assets; therefore MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q2 2025 | 13

Note 2. Significant Accounting Policies
Recent accounting and reporting developments
Accounting standards and laws and regulations effective in 2025 or early adopted, and relevant to our financial statements.

One Big Beautiful Bill Act
On July, 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law. Among other items, and most relevant to MGIC, the OBBB Act reinstates and makes permanent 100% bonus depreciation, restores the immediate expensing for domestic research and experimentation costs, and repeals many clean energy tax credits. We do not expect the OBBB Act will have a material impact to our consolidated financial statements.

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

Note 3. Debt
Debt obligations
The aggregate carrying value of our 5.25% Senior Notes (“5.25% Notes”) and the par value as of June 30, 2025 and December 31, 2024 is presented in table 3.1 below.

Long-term debt obligation, carrying value
Table	3.1
(In thousands)		June 30, 2025	December 31, 2024
5.25% Notes, due August 2028 (par value: $650 million)		$645,402	$644,667

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information pertaining to our debt obligation. As of June 30, 2025, we are in compliance with our debt covenants.

Interest payments
Interest payments were $17.1 million for the six months ended June 30, 2025 and 2024.

MGIC Investment Corporation - Q2 2025 | 14

Note 4. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) Transactions and excess-of-loss (“XOL”) Transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
Premiums earned:
Direct		$284,123	$283,363	$568,944	$567,384
Assumed		3,738	3,377	7,299	6,819
Ceded:
Ceded - quota share reinsurance (1)		(28,101)	(26,643)	(58,044)	(55,358)
Ceded - excess-of-loss reinsurance		(15,438)	(16,569)	(30,158)	(32,673)
Total ceded		(43,539)	(43,212)	(88,202)	(88,031)
Net premiums earned		$244,322	$243,528	$488,041	$486,172

Losses incurred:
Direct		$1,146	$(14,196)	$17,163	$(3,217)
Assumed		(23)	(46)	(18)	(17)
Ceded - quota share reinsurance		(3,958)	(4,030)	(10,389)	(10,483)
Losses incurred, net		$(2,835)	$(18,272)	$6,756	$(13,717)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$32,299	$27,301	$60,994	$51,885
Ceding commission on quota share reinsurance		12,081	10,789	23,808	21,449
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

MGIC Investment Corporation - Q2 2025 | 15

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

Quota Share Reinsurance
Table	4.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	December 31, 2027	January 1, 2028	12.3% or 10%
2021 QSR and 2022 QSR	2021	December 31, 2027	January 1, 2028	9.4% or 7%
2021 QSR and 2022 QSR	2022	July 1, 2025	July 1, 2025	12.5% or 10%
2022 QSR and 2023 QSR	2022	July 1, 2025	July 1, 2025	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2025	12.5% or 10%
2023 QSR	2023	December 31, 2025	July 1, 2025	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
2025 QSR	2025	December 31, 2027	December 31, 2027	30% or 20%
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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $53.8 million as of June 30, 2025 and $47.3 million as of December 31, 2024. The reinsurance recoverable balance is secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

Excess of loss reinsurance
We have XOL Transactions with panels of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transactions”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

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

MGIC Investment Corporation - Q2 2025 | 16

payments to MGIC and principal repayments on the ILNs.

Payment of principal on the related ILNs will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related ILNs transaction agreement. As of June 30, 2025, there were no "Trigger Events".

The following tables 4.4a, 4.4b, and 4.4c provide a summary of our XOL Transactions as of June 30, 2025 and December 31, 2024. Tables 4.4b and 4.4c exclude the 2025 Traditional XOL Transaction which is still within its fill-up period.

Excess of Loss Reinsurance
Table 4.4a
	Issue Date	Policy In force Dates	Optional Call Date (1)	Legal Maturity
2025 Traditional XOL (2)	June 1, 2025	January 1, 2025 - December 31, 2025	January 1, 2031	10 years
2024 Traditional XOL	April 1, 2024	January 1, 2024 - December 31, 2024	January 1, 2030	10 years
2023 Traditional XOL	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years
2020 Traditional XOL	March 1, 2025	January 1, 2020 - December 31, 2020	April 1, 2030	10 years
Home Re 2023-1, Ltd.	October 23, 2023	June 1, 2022 - August 31, 2023	October 25, 2028	10 years
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years
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
(2) The 2025 Traditional XOL Transaction provides up to $160 million of reinsurance coverage on eligible NIW in 2025.

In June of 2025, we also executed a XOL Transaction which provides up to $184 million of reinsurance coverage on eligible NIW in 2026.

Table 4.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	June 30, 2025	December 31, 2024
2024 Traditional XOL	$125,016	$124,948	$125,016
2023 Traditional XOL	70,578	70,006	70,401
2022 Traditional XOL	82,523	79,712	81,112
2020 Traditional XOL	68,343	68,343	N/A
Home Re 2023-1, Ltd.	272,961	270,109	272,269
Home Re 2022-1, Ltd.	325,589	321,021	322,566
Home Re 2021-2, Ltd.	190,159	187,496	188,211
Home Re 2021-1, Ltd.	211,159	209,654	210,027

Table 4.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 6/30/2025 (2)	June 30, 2025	December 31, 2024
2024 Traditional XOL	$187,220	N/A	N/A	$187,220	$187,220
2023 Traditional XOL	96,942	N/A	N/A	79,196	91,404
2022 Traditional XOL	142,642	N/A	N/A	109,115	124,344
2020 Traditional XOL	250,592	N/A	N/A	250,592	N/A
Home Re 2023-1, Ltd.	330,277	97%	96%	267,327	299,325
Home Re 2022-1, Ltd.	473,575	100%	100%	254,880	305,639
Home Re 2021-2, Ltd. (3)	398,429	100%	93%	108,377	132,424
Home Re 2021-1, Ltd.	398,848	100%	100%	59,327	92,019
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.
(3)The funding percentage on the 2021-2 was reduced from 100% after the tender offers were conducted in the fourth quarter of 2023.

MGIC Investment Corporation - Q2 2025 | 17

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at June 30, 2025 and December 31, 2024, were not material to our consolidated balance sheet and the change in fair value during the three and six months ended June 30, 2025 and June 30, 2024 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of June 30, 2025, and December 31, 2024, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid.

Table 4.5 presents the total assets of the Home Re Entities as of June 30, 2025 and December 31, 2024.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		June 30, 2025	December 31, 2024

Home Re 2023-1 Ltd.		$273,417	$303,733
Home Re 2022-1 Ltd.		263,984	313,229
Home Re 2021-2 Ltd.		111,937	136,486
Home Re 2021-1 Ltd.		64,783	97,373

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

MGIC Investment Corporation - Q2 2025 | 18

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
Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate.

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding, including participating securities. Our participating securities are comprised of vested restricted stock and restricted stock units (“RSUs”) with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. The determination of whether components are dilutive is calculated independently for each period. We calculate diluted EPS using the treasury stock method which reflects the potential dilution that could occur if unvested RSUs result in the issuance of common stock.

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)		2025	2024	2025	2024
Net income - basic and diluted		$192,482	$204,228	$377,942	$378,325
Basic weighted average common shares outstanding		236,333	265,315	240,218	267,814
Dilutive effect of unvested RSUs		1,638	1,557	1,991	2,176
Diluted weighted average common shares outstanding		237,971	266,872	242,209	269,990

Earnings per share:
Basic earnings per share		$0.81	$0.77	$1.57	$1.41
Diluted earnings per share		$0.81	$0.77	$1.56	$1.40

MGIC Investment Corporation - Q2 2025 | 19

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at June 30, 2025 and December 31, 2024 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of June 30, 2025
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$341,550	$596	$(3,452)	$338,694
Obligations of U.S. states and political subdivisions		1,994,628	4,391	(161,614)	1,837,405
Corporate debt securities		2,726,805	27,734	(76,098)	2,678,441
ABS		183,698	3,153	(696)	186,155
RMBS		379,179	4,742	(20,642)	363,279
CMBS		248,872	963	(3,735)	246,100
CLOs		124,435	243	—	124,678
Foreign government debt		4,487	—	(503)	3,984
Commercial paper		23,595	—	—	23,595
Total fixed income securities		$6,027,249	$41,822	$(266,740)	$5,802,331

Details of fixed income securities by category as of December 31, 2024
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,349	$231	$(5,087)	$260,493
Obligations of U.S. states and political subdivisions		2,065,953	2,331	(192,789)	1,875,495
Corporate debt securities		2,857,627	12,593	(112,839)	2,757,381
ABS		155,594	2,157	(1,234)	156,517
RMBS		373,485	2,103	(25,528)	350,060
CMBS		243,840	21	(7,990)	235,871
CLOs		199,773	286	—	200,059
Foreign government debt		4,487	—	(689)	3,798
Commercial paper		12,015	—	—	12,015
Total fixed income securities		$6,178,123	$19,722	$(346,156)	$5,851,689
We had $12.9 million and $12.2 million of investments at fair value on deposit with various states as of June 30, 2025 and December 31, 2024, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $203.6 million and $199.9 million at June 30, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation - Q2 2025 | 20

The amortized cost and fair values of fixed income securities at June 30, 2025, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities are not due at a single maturity date, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		June 30, 2025
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$743,265	$741,517
Due after one year through five years		1,706,123	1,681,471
Due after five years through ten years		1,674,894	1,607,833
Due after ten years		966,783	851,298
		5,091,065	4,882,119

ABS		183,698	186,155
RMBS		379,179	363,279
CMBS		248,872	246,100
CLOs		124,435	124,678
Total		$6,027,249	$5,802,331

Equity securities
The cost and fair value of investments in equity securities at June 30, 2025 and December 31, 2024 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of June 30, 2025
Table	7.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,214	$34	$(1,210)	$15,038

Details of equity security investments as of December 31, 2024
Table	7.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,146	$8	$(1,392)	$14,762

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2025	2024	2025	2024

Fixed income securities:
Gains on sales		$575	$425	$924	$480
Losses on sales		(2,520)	(1,262)	(2,549)	(6,747)
Equity securities gains (losses):
Changes in fair value		89	(92)	209	(195)
Change in embedded derivative on Home Re Transactions(1)		430	646	731	(2,330)
Other:
Gains (losses) on sales		—	16	—	17
Market adjustment		—	(9)	—	(10)
Net gains (losses) on investments and other financial instruments		$(1,426)	$(276)	$(685)	$(8,785)

Proceeds from sales of fixed income securities		$20,280	$—	$41,017	$14,886
(1) See Note 8 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

MGIC Investment Corporation - Q2 2025 | 21

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2025 and December 31, 2024, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of June 30, 2025
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$109,799	$(109)	$65,219	$(3,343)	$175,018	$(3,452)
Obligations of U.S. states and political subdivisions		258,879	(8,787)	1,194,583	(152,827)	1,453,462	(161,614)
Corporate debt securities		439,548	(3,104)	948,756	(72,994)	1,388,304	(76,098)
ABS		6,207	(39)	38,007	(657)	44,214	(696)
RMBS		29,666	(320)	189,541	(20,322)	219,207	(20,642)
CMBS		68,619	(522)	100,770	(3,213)	169,389	(3,735)
Foreign government debt		—	—	3,984	(503)	3,984	(503)
Total		$912,718	$(12,881)	$2,540,860	$(253,859)	$3,453,578	$(266,740)

Unrealized loss aging for securities by type and length of time as of December 31, 2024
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$37,017	$(437)	$69,959	$(4,650)	$106,976	$(5,087)
Obligations of U.S. states and political subdivisions		409,406	(5,621)	1,195,869	(187,168)	1,605,275	(192,789)
Corporate debt securities		852,752	(10,334)	1,051,862	(102,505)	1,904,614	(112,839)
ABS		20,090	(184)	49,640	(1,050)	69,730	(1,234)
RMBS		171,654	(5,498)	151,893	(20,030)	323,547	(25,528)
CMBS		77,567	(1,774)	151,188	(6,216)	228,755	(7,990)
Foreign government debt		—	—	3,798	(689)	3,798	(689)
Total		$1,568,486	$(23,848)	$2,674,209	$(322,308)	$4,242,695	$(346,156)

There were 899 and 1,020 securities in an unrealized loss position at June 30, 2025 and December 31, 2024, respectively. Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2025 presented in table 7.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments at June 30, 2025 were primarily caused by increases in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q2 2025 | 22

Note 8. Fair Value Measurements
Recurring fair value measurements
The following describes the valuation methodologies generally used by the independent pricing sources, or by us, to measure financial instruments at fair value, including the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed income securities:
•U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies: Securities with valuations derived from quoted prices for identical instruments in active markets that we can access are categorized in Level 1 of the fair value hierarchy. Securities valued by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information in the valuation process are categorized as Level 2 of the fair value hierarchy.
•Corporate Debt Securities are valued by obtaining relevant trade data, benchmark quotes and spreads and broker/dealer quotes and incorporating this information into the valuation process. These securities are generally categorized in Level 2 of the fair value hierarchy.
•Obligations of U.S. States & Political Subdivisions are valued by tracking, capturing, and analyzing quotes for active issues and trades reported via the Municipal Securities Rulemaking Board records. Daily briefings and reviews of current economic conditions, trading levels, spread relationships, and the slope of the yield curve provide further data for evaluation. These securities are generally categorized in Level 2 of the fair value hierarchy.
•Residential Mortgage-Backed Securities ("RMBS") are valued by monitoring interest rate movements, and other pertinent data daily. Incoming market data is enriched to derive spread, yield and/or price data as appropriate, enabling known data points to be extrapolated for valuation application across a range of related securities. These securities are generally categorized in Level 2 of the fair value hierarchy.
•Commercial Mortgage-Backed Securities ("CMBS") are valued using techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including quoted prices for similar assets, benchmark yield curves and market corroborated inputs. Evaluation uses regular reviews of the inputs for securities covered, including executed trades, broker quotes, credit information, collateral attributes and/or cash flow waterfall as applicable. These securities are generally categorized in Level 2 of the fair value hierarchy.
•Asset-Backed Securities ("ABS") are valued using spreads and other information solicited from market buy-and-sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts. Cash flows are generated for each tranche, benchmark yields are determined, and deal collateral performance and tranche level attributes including trade activity, bids, and offers are applied, resulting in tranche specific prices. These securities are generally categorized in Level 2 of the fair value hierarchy.
•Collateralized loan obligations ("CLOs") are valued by evaluating manager rating, seniority in the capital structure, assumptions about prepayment, default and recovery and their impact on cash flow generation. Loan level net asset values are determined and aggregated for tranches and as a final step prices are checked against available recent trade activity. These securities are generally categorized in Level 2 of the fair value hierarchy.
•Foreign government debt is valued by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the valuation process. These securities are generally categorized in Level 2 of the fair value hierarchy.
•Commercial Paper, with an original maturity greater than 90 days, is valued using market data for comparable instruments of similar maturity and average yields. These securities are generally categorized in Level 2 of the fair value hierarchy.

Equity securities: Consist of actively traded, exchange-listed equity securities, including exchange traded funds (“ETFs”) and Bond Mutual Funds, with valuations derived from quoted prices for identical assets in active markets that we can access. These securities are valued in Level 1 of the fair value hierarchy.

Cash Equivalents: Consist of money market funds and treasury bills with valuations derived from quoted prices for identical assets in active markets that we can access. These securities are valued in level 1 of the fair value hierarchy. Instruments in this category valued using market data for comparable instruments are classified as level 2 in the fair value hierarchy.

MGIC Investment Corporation - Q2 2025 | 23

Assets measured at fair value, by hierarchy level, as of June 30, 2025 and December 31, 2024 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of June 30, 2025
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$338,694	$301,764	$36,930
Obligations of U.S. states and political subdivisions		1,837,405	—	1,837,405
Corporate debt securities		2,678,441	—	2,678,441
ABS		186,155	—	186,155
RMBS		363,279	—	363,279
CMBS		246,100	—	246,100
CLOs		124,678	—	124,678
Foreign government debt		3,984	—	3,984
Commercial paper		23,595	—	23,595
Total fixed income securities		5,802,331	301,764	5,500,567
Equity securities		15,038	15,038	—
Cash equivalents (1)		281,866	276,998	4,868
Total		$6,099,235	$593,800	$5,505,435

Assets carried at fair value by hierarchy level as of December 31, 2024
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$260,493	$220,369	$40,124
Obligations of U.S. states and political subdivisions		1,875,495	—	1,875,495
Corporate debt securities		2,757,381	—	2,757,381
ABS		156,517	—	156,517
RMBS		350,060	—	350,060
CMBS		235,871	—	235,871
CLOs		200,059	—	200,059
Foreign government debt		3,798	—	3,798
Commercial paper		12,015	—	12,015
Total fixed income securities		5,851,689	220,369	5,631,320
Equity securities		14,762	14,762	—
Cash equivalents (1)		230,156	219,943	10,213
Total		$6,096,607	$455,074	$5,641,533
(1) Includes restricted cash equivalents
Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At June 30, 2025 and December 31, 2024, the fair value of the embedded derivatives was an asset of $0.3 million and a liability of $0.4 million, respectively. (See Note 4 - "Reinsurance" for more information about our Home Re Transactions.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the six months ended June 30, 2025 and 2024, purchases of real estate acquired were $2.0 million and $2.3 million, respectively. For the six months ended June 30, 2025 and 2024, sales of real estate acquired were $2.2 million and $0.5 million, respectively.

MGIC Investment Corporation - Q2 2025 | 24

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2025 and December 31, 2024.

Financial assets and liabilities not measured at fair value
Table	8.2
		June 30, 2025		December 31, 2024
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$1,109	$1,109

Financial liabilities
5.25% Senior Notes		645,402	650,384	644,667	636,883

MGIC Investment Corporation - Q2 2025 | 25

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
Net unrealized investment gains (losses) arising during the period		$36,105	$(9,442)	$101,511	$(22,596)
Total income tax benefit (expense)		(7,582)	1,983	(21,317)	4,745
Net of tax		28,523	(7,459)	80,194	(17,851)

Net changes in benefit plan assets and obligations		3,738	681	3,796	1,363
Total income tax benefit (expense)		(785)	(143)	(797)	(286)
Net of tax		2,953	538	2,999	1,077

Total other comprehensive income (loss)		$39,843	(8,761)	105,307	(21,233)
Total income tax benefit (expense)		(8,367)	1,840	(22,114)	4,459
Total other comprehensive income (loss), net of tax		$31,476	$(6,921)	$83,193	$(16,774)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
Reclassification adjustment for net realized (losses) gains (1)		$(4,432)	$(2,061)	$(10,413)	$(12,034)
Income tax benefit (expense)		931	433	2,187	2,527
Net of tax		(3,501)	(1,628)	(8,226)	(9,507)

Reclassification adjustment related to benefit plan assets and obligations (2)		(3,738)	(681)	(3,796)	(1,363)
Income tax benefit (expense)		785	143	797	286
Net of tax		(2,953)	(538)	(2,999)	(1,077)

Total reclassifications		(8,170)	(2,742)	(14,209)	(13,397)
Income tax benefit (expense)		1,716	576	2,984	2,813
Total reclassifications, net of tax		$(6,454)	$(2,166)	$(11,225)	$(10,584)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the six months ended June 30, 2025, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Six Months Ended June 30, 2025
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2024, net of tax		$(257,878)	$(30,284)	$(288,162)
Other comprehensive income (loss) before reclassifications		71,968	—	71,968
Less: Amounts reclassified from AOCI		(8,226)	(2,999)	(11,225)
Balance, June 30, 2025, net of tax		$(177,684)	$(27,285)	$(204,969)

MGIC Investment Corporation - Q2 2025 | 26

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
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2025 and 2024.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2025	2024	2025	2024
Company service cost		$—	$—	$235	$417
Interest cost		3,297	3,247	311	375
Expected return on plan assets		(3,442)	(3,644)	(2,911)	(2,494)
Amortization of:
Net actuarial losses (gains)		546	523	(693)	(380)
Prior service cost (credit)		87	86	117	453
Cost of settlements and curtailments		3,680	—	—	—
Net periodic benefit cost (benefit)		$4,168	$212	$(2,941)	$(1,629)

Components of net periodic benefit cost
Table	10.2
		Six Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2025	2024	2025	2024
Company service cost		$—	$—	$469	$834
Interest cost		6,596	6,494	622	750
Expected return on plan assets		(6,884)	(7,288)	(5,822)	(4,988)
Amortization of:
Net actuarial losses (gains)		1,092	1,046	(1,385)	(760)
Prior service cost (credit)		173	172	235	906
Cost of settlements and curtailments		3,680	—	—	—
Net periodic benefit cost (benefit)		$4,657	$424	$(5,881)	$(3,258)

In the first quarter of 2025, we made a contribution to our pension plan of $7.5 million.

MGIC Investment Corporation - Q2 2025 | 27

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, which may reduce income of borrowers and their ability to make mortgage payments. Additionally, the impact of past and future government initiatives and actions taken by the GSEs may impact our estimates. A decline in housing values may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in future periods will also be dependent on the number of loans reported to us as delinquent.

Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. Given the uncertainty of the macroeconomic environment, including the effectiveness of loss mitigation efforts, changes in home prices, and level of employment, our loss reserve estimates may continue to be impacted.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2025, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $6 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $17 million.

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

MGIC Investment Corporation - Q2 2025 | 28

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2025 and 2024.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Six Months Ended June 30,
(In thousands)		2025	2024
Reserve at beginning of period		$462,662	$505,379
Less reinsurance recoverable		47,281	33,302
Net reserve at beginning of period		415,381	472,077

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		111,093	102,553
Prior years (1)		(104,337)	(116,270)
Total losses incurred		6,756	(13,717)

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		—	52
Prior years		23,764	23,040
Total losses paid		23,764	23,092
Net reserve at end of period		398,373	435,268
Plus reinsurance recoverable		53,781	42,346
Reserve at end of period		$452,154	$477,614
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The increase in the current year losses incurred in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies reported.

The favorable loss development on previously received delinquencies for the six months ended June 30, 2025 and June 30, 2024 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the six months ended June 30, 2025 and 2024 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Six Months Ended June 30,
(In thousands)		2025	2024
Increase (decrease) in estimated claim rate on primary defaults		$(98,645)	$(101,008)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(5,692)	(15,262)
Total prior year loss development (1)		$(104,337)	$(116,270)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and was $10.3 million and $12.5 million at June 30, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation - Q2 2025 | 29

Note 12. Shareholders’ Equity
Treasury stock
Prior to November 15, 2024, shares we repurchased were held in treasury stock unless they were reissued under the discretion of our Board of Directors. As of November 15, 2024, we retired all shares of our treasury stock, which resulted in an adjustment to retained earnings equal to the cumulative amount of repurchase price paid in excess of par value for treasury stock held as of that date. Subsequent to the retirement of the treasury stock, all shares of our common stock that we repurchase are immediately retired, and the amount of the repurchase price paid in excess of par value for repurchased shares is recorded as an adjustment to retained earnings.

Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the six months ended June 30, 2025, we repurchased 16.4 million shares for $405.0 million, inclusive of commissions. In 2024, we repurchased approximately 25.3 million shares of our common stock for $566.6 million, inclusive of commissions. As of June 30, 2025, we had remaining authorization to repurchase $802.2 million of our common stock under our existing share repurchase programs through December 31, 2027. Through July 25, 2025, we repurchased an additional 2.6 million shares for $68.0 million, inclusive of commissions.

Cash dividends
In the first half of 2025, we paid quarterly cash dividends of $0.13 per share which totaled $63.7 million. On July 24, 2025, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.15 per share payable on August 21, 2025, to shareholders of record on August 7, 2025.

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

Restricted stock unit grants
Table	13.1
			Six months ended June 30,
			2025		2024
			RSUs Granted (in thousands)	Weighted Average Fair Value per Share	RSUs Granted (in thousands)	Weighted Average Fair Value per Share
RSUs subject to performance conditions		(1)	339	$24.30	634	$19.81
RSUs subject only to service conditions			320	24.65	248	19.81
Non-employee director RSUs			59	24.12	76	19.81
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest from 0% to 200%.

MGIC Investment Corporation - Q2 2025 | 30

Note 14. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders’ position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at June 30, 2025.

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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	Six Months Ended June 30,
(In thousands)	2025	2024
Statutory net income	$342,930	$175,577

	As of,
(In thousands)	June 30, 2025	December 31, 2024
Statutory policyholders' surplus	$911,638	$976,756
Contingency loss reserves	4,938,329	4,897,284

The increase in statutory net income for the six months ended June 30, 2025 compared with June 30, 2024 was primarily driven by the net change in our contingency reserve during the six months ended June 30, 2025 compared with the same period in the prior year.

MGIC Investment Corporation - Q2 2025 | 31

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

The table below presents a disaggregation of significant segment expenses as monitored by our CODM:

Significant segment expenses
Table	15.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
Other underwriting and operating expenses net:
Employee costs		$36,351	$38,478	$73,311	$82,203
Outside services (1)		8,713	9,374	16,524	17,443
Premium taxes (2)		5,237	5,269	10,647	10,598
Depreciation expense		941	1,144	1,884	2,284
All other underwriting and operating (3)		(888)	(1,590)	(606)	(835)
Total other underwriting and operating expenses net		$50,354	$52,675	$101,760	$111,693
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

MGIC Investment Corporation - Q2 2025 | 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter of 2025. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q2 2025 | 33

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share data, unaudited)	2025	2024	% Change	2025	2024	% Change
Selected statement of operations data
Net premiums earned	$244,322	$243,528	0	$488,041	$486,172	0
Investment income, net of expenses	60,995	61,479	(1)	122,438	121,223	1
Net gains (losses) on investments and other financial instruments	(1,426)	(276)	N/M	(685)	(8,785)	N/M
Losses incurred, net	(2,835)	(18,272)	84	6,756	(13,717)	149
Other underwriting and operating expenses, net	50,354	52,675	(4)	101,760	111,693	(9)
Income before tax	246,089	259,825	(5)	480,770	479,705	0
Provision for income taxes	53,607	55,597	(4)	102,828	101,380	1
Net income	192,482	204,228	(6)	377,942	378,325	0
Diluted income per share	$0.81	$0.77	5	$1.56	$1.40	11

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$248,033	$260,647	(5)	$482,395	$485,956	(1)
Adjusted net operating income	194,018	204,877	(5)	379,226	383,263	(1)
Adjusted net operating income per diluted share	$0.82	$0.77	6	$1.57	$1.42	11
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of second quarter 2025 results
Comparative quarterly results
We recorded second quarter 2025 net income of $192.5 million, or $0.81 per diluted share. Net income decreased by $11.7 million from net income of $204.2 million, or $0.77 per diluted share, in the prior year. The decrease is primarily due to an increase in losses incurred, net in the three months ended June 30, 2025 compared with the same period in the prior year. Diluted income per share increased primarily due to a decrease in the number of diluted weighted shares outstanding offset partially by a decrease in net income.

Adjusted net operating income for the second quarter 2025 was $194.0 million (Q2 2024: $204.9 million) and adjusted net operating income per diluted share was $0.82 (Q2 2024: $0.77). The decrease in adjusted net operating income primarily reflects a decrease in net income. The increase in adjusted net operating income per diluted share primarily reflects a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in adjusted net operating income.

Losses incurred, net for the second quarter of 2025 were $(2.8) million, compared with $(18.3) million for the same period last year. While new delinquency notices added approximately $51.6 million to our loss reserves for the three months ended June 30, 2025, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $54.4 million. For the three months ended June 30, 2024, new delinquency notices added approximately $49.1 million to our loss reserves, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $67.4 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Comparative year to date results
We recorded net income of $377.9 million, or $1.56 per diluted share. Net income decreased by $0.4 million from net income of $378.3 million, or $1.40 per diluted share in the prior year. The decrease is primarily due to an increase in losses incurred, net. This was partially offset by a decrease in other underwriting and operating expenses, net as well as the change in net gains and losses on investments and other financial instruments. Diluted income per share increased primarily due to a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in net income.

Adjusted net operating income for the six months ended June 30, 2025, was $379.2 million (2024: $383.3 million) and adjusted net operating income per diluted share was $1.57 (2024: $1.42). The decrease in adjusted net operating income primarily reflects a decrease in net income. The increase in adjusted net operating income per diluted share primarily reflects a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in adjusted net operating income.

Losses incurred, net for the six months ended June 30, 2025 were $6.8 million, compared with $(13.7) million for the same period last year. While new delinquency notices added approximately $111.1 million to our loss reserves for the six months ended June 30, 2025, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $104.3 million. For the six months ended June 30, 2024, new delinquency notices added approximately $102.6 million to our loss reserves, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of

MGIC Investment Corporation - Q2 2025 | 34

approximately $116.3 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Net gains (losses) on investments and other financial instruments were $(0.7) million, compared with $(8.8) million for the same period last year. Changes in the recognition of net realized investment gains (losses) are primarily driven by the timing of individual securities sales and such timing is influenced by such factors as market opportunities, our tax and capital profile, and overall market cycles. See Note 7 - “Investments,” to our consolidated financial statements for additional discussion of net gains (losses) on investments and other financial instruments.

Underwriting and other expenses, net in the six months ended June 30, 2025 were $101.8 million, compared with $111.7 million for the same period last year. The decrease in underwriting and other expenses, net was primarily due to a decrease in employee costs. See Note 15 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2025, MGIC can pay $97 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the six months ended June 30, 2025, and 2024, we made dividend payments to the holding company of $400 million and $350 million respectively. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board and after considering any updated estimates about our business, subject to regulatory approval.

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the six months ended June 30, 2025, and for the full year of 2024, we repurchased 16.4 million and 25.3 million shares of common stock, for $405.0 million and $566.6 million, respectively. As of June 30, 2025, we had remaining authorization of $802.2 million under our existing share repurchase programs through December 31, 2027. As of June 30, 2025, we had approximately 233 million shares of common stock outstanding.

Dividends to shareholders
In the first and second quarters of 2025, we paid quarterly cash dividends of $0.13 per share which totaled $63.7 million. On July 24, 2025, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.15 per share to shareholders of record on August 7, 2025.

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

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are generally based on an insurer's book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements and subject to a floor amount). Based on our application of the PMIERs as of June 30, 2025, MGIC’s Available Assets totaled $5.7 billion, or $2.4 billion in excess of its Minimum Required Assets. In August 2024, the GSEs issued updates to the calculation of Available Assets. The updates will be implemented through a 24-month phased-in approach, with a fully effective date of September 30, 2026. If these changes were effective as of June 30, 2025, without a graduated implementation period, MGIC's Available Assets of $5.7 billion would decrease by approximately 1% or $60 million, and MGIC's PMIERs excess would be $2.3 billion.

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

MGIC Investment Corporation - Q2 2025 | 35

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

At June 30, 2025, MGIC’s risk-to-capital ratio was 10.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

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

MGIC Investment Corporation - Q2 2025 | 36

Our results of operations are affected by:

Premiums written and earned
Premiums written and earned in a year are influenced by:

•NIW, which increases IIF. Many factors affect NIW, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages from the FHA, the VA, and other mortgage insurers. Other alternatives to mortgage insurance also impact NIW, including GSE programs that may reduce or eliminate the demand for mortgage insurance. NIW does not include loans previously insured by us that are modified.
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

MGIC Investment Corporation - Q2 2025 | 37

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
Gains (losses) on investments and other financial instruments:
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

Gains and losses on debt extinguishment:
•Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position, and/or improve our debt profile. Extinguishing our outstanding debt obligations early through these discretionary activities may result in gains or losses primarily driven by differences in the payment of consideration from the carrying value, and the write off of unamortized debt issuance costs on the extinguished portion of the debt.

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

MGIC Investment Corporation - Q2 2025 | 38

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

MGIC Investment Corporation - Q2 2025 | 39

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

MGIC Investment Corporation - Q2 2025 | 40

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended June 30,
	2025			2024
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$246,089	53,607	$192,482	$259,825	55,597	$204,228
Adjustments:
Net realized investment (gains) losses	1,944	408	1,536	822	173	649
Adjusted pre-tax operating income / Adjusted net operating income	$248,033	$54,015	$194,018	$260,647	$55,770	$204,877

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			237,971			266,872

Net income per diluted share			$0.81			$0.77
Net realized investment (gains) losses			0.01			0.00
Adjusted net operating income per diluted share			$0.82			$0.77

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Six Months Ended June 30,
	2025			2024
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$480,770	$102,828	$377,942	$479,705	$101,380	$378,325
Adjustments:
Net realized investment (gains) losses	1,625	341	1,284	6,251	1,313	4,938
Adjusted pre-tax operating income / Adjusted net operating income	$482,395	$103,169	$379,226	$485,956	$102,693	$383,263

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			242,209			269,990

Net income per diluted share			$1.56			$1.40
Net realized investment (gains) losses			0.01			0.02
Adjusted net operating income per diluted share			$1.57			$1.42

MGIC Investment Corporation - Q2 2025 | 41

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

NIW for the second quarter of 2025 was $16.4 billion (Q2 2024: $13.5 billion) and $26.6 billion for the six months ended June 30, 2025 (YTD June 30, 2024: $22.6 billion).The increase reflects a higher expected market position in the current year compared with the same period in the prior year. For the full year, we expect our 2025 NIW to be higher than 2024.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

The following tables present characteristics of our primary NIW for the three and six months ended June 30, 2025 and 2024.

Primary NIW by FICO score
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2025	2024	2025	2024
760 and greater	51.5%	50.1%	51.3%	51.4%
740 - 759	17.8%	17.7%	17.6%	17.4%
720 - 739	13.1%	13.7%	13.2%	13.5%
700 - 719	9.1%	9.2%	9.2%	8.9%
680 - 699	4.9%	5.2%	5.1%	5.0%
660 - 679	2.5%	2.7%	2.6%	2.5%
640 - 659	0.6%	0.9%	0.6%	0.8%
639 and less	0.5%	0.5%	0.4%	0.5%
Total	100%	100%	100%	100%

Primary NIW by loan-to-value
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2025	2024	2025	2024
95.01% and above	13.2%	13.9%	13.1%	14.5%
90.01% to 95.00%	46.4%	47.9%	46.1%	46.7%
85.01% to 90.00%	30.1%	26.7%	30.0%	27.6%
80.01% to 85.00%	10.3%	11.5%	10.8%	11.2%
Total	100%	100%	100%	100%

Primary NIW by debt-to-income ratio
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2025	2024	2025	2024
45.01% and above	26.3%	29.2%	28.1%	28.7%
38.01% to 45.00%	30.8%	32.1%	30.7%	32.0%
38.00% and below	42.9%	38.7%	41.2%	39.3%
Total	100%	100%	100%	100%

Primary NIW by policy payment type
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2025	2024	2025	2024
Monthly premiums	97.7%	97.5%	97.5%	97.1%
Single premiums	2.3%	2.5%	2.5%	2.9%
Total	100%	100%	100%	100%

MGIC Investment Corporation - Q2 2025 | 42

Primary NIW by type of mortgage
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2025	2024	2025	2024
Purchases	94.2%	98.4%	94.3%	98.1%
Refinances	5.8%	1.6%	5.7%	1.9%
Total	100%	100%	100%	100%

We consider a variety of loan characteristics when assessing the risk of a loan. The table below provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, mortgages with borrowers having FICO scores below 680, and mortgages with borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by number of attributes discussed above
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2025	2024	2025	2024
One	34.6%	36.2%	36.0%	36.5%
Two or more	4.2%	5.5%	4.4%	5.1%

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

The following table sets forth certain statistics associated with our primary IIF and RIF as of June 30, 2025:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.1	0.4%	$0.3	0.4%	7.3%	12.1%	—%	N/M
2005-2008	8.2	2.8%	2.2	2.8%	7.0%	9.0%	—%	3.4%
2009-2019	23.8	8.0%	6.3	7.9%	4.3%	3.7%	—%	6.1%
2020	33.7	11.3%	9.3	11.6%	3.2%	1.4%	5.0%	29.5%
2021	62.7	21.1%	17.3	21.8%	3.1%	1.8%	27.3%	53.2%
2022	55.5	18.7%	14.9	18.8%	4.9%	2.0%	30.8%	74.8%
2023	36.5	12.3%	9.5	11.9%	6.6%	1.4%	26.7%	79.3%
2024	50.8	17.1%	13.2	16.7%	6.6%	0.7%	30.5%	90.4%
2025	24.6	8.3%	6.4	8.1%	6.7%	0.1%	39.3%	98.1%
Total	$297.0		$79.5
(1)May not foot due to rounding
(2)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. We believe changes such as more rigorous underwriting standards, higher quality credit profiles, strengthened mortgage loan servicing and government support to help borrowers stay in their homes, have led to improved credit performance on our 2009 and later books.

Annual Persistency
Our annual persistency was 84.7% at June 30, 2025 compared with 85.4% at June 30, 2024. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

MGIC Investment Corporation - Q2 2025 | 43

IIF and RIF
	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2025	2024	2025	2024
NIW	$16.4	$13.5	$26.6	$22.6
Cancellations, principal payments, and other reductions	(13.2)	(12.8)	(25.0)	(24.5)
Increase (decrease) in primary IIF	$3.2	$0.7	$1.6	$(1.9)

Direct primary IIF as of June 30,	$297.0	$291.6	$297.0	$291.6
Direct primary RIF as of June 30,	$79.5	$77.3	$79.5	$77.3

CRT Programs
In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $520 million and $392 million as of June 30, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation - Q2 2025 | 44

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2025 and 2024.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Net premiums written	$237,384	$233,478	2	$472,730	$467,278	1

Net premiums earned	$244,322	$243,528	0	$488,041	$486,172	0
Investment income, net of expenses	60,995	61,479	(1)	$122,438	$121,223	1
Net gains (losses) on investments and other financial instruments	(1,426)	(276)	N/M	$(685)	$(8,785)	N/M
Other revenue	354	546	(35)	$685	$1,028	(33)
Total revenues	$304,245	$305,277	0	$610,479	$599,638	2

Net premiums written and earned
Comparative quarterly and year to date results
Premiums earned for the three and six months ended June 30, 2025 were $244.3 million and $488.0 million, respectively, compared with $243.5 million and $486.2 million for the same periods last year. Net premiums written for the three and six months ended June 30, 2025 were $237.4 million and $472.7 million, respectively, compared with $233.5 million and $467.3 million for the same periods last year.

See “Overview - Factors Affecting Our Results” above for factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three and six months ended June 30, 2025 and June 30, 2024.

Premium Yield

	Three Months Ended June 30,		Six Months Ended June 30,
(in basis points)	2025	2024	2025	2024
In force portfolio yield (1)	38.3	38.4	38.2	38.3
Premium refunds	(0.1)	0.2	0.0	0.1
Accelerated earnings on single premium policies	0.2	0.3	0.2	0.3
Total direct premium yield	38.4	38.9	38.4	38.7
Ceded premiums earned, net of profit commission and assumed premiums (2)	(5.4)	(5.5)	(5.5)	(5.5)
Net premium yield	33.0	33.4	32.9	33.2
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps for both the six months ended June 30, 2025 and June 30, 2024.

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

MGIC Investment Corporation - Q2 2025 | 45

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

The following table provides information related to our QSR Transactions for each of the three and six months ended and as of June 30, 2025 and June 30, 2024.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024

Ceded premiums written and earned, net of profit commission	$28,101	$26,643	$58,044	$55,358
% of direct premiums written	10%	10%	10%	10%
% of direct premiums earned	10%	9%	10%	10%
Profit commission	$32,299	$27,301	$60,994	$51,885
Ceding commissions	$12,081	$10,789	$23,808	$21,449
Ceded losses incurred	$3,958	$4,030	$10,389	$10,483

	As of June 30,
Mortgage insurance portfolio:	2025	2024
Ceded RIF (Dollars in millions)
2021 QSR	4,127	5,649
2022 QSR	4,015	4,492
2023 QSR	1,988	2,295
2024 QSR	3,388	1,497
2025 QSR	2,320	N/A
Credit Union QSR	2,990	2,711
Total ceded RIF	$18,828	$16,644

The increase in profit commission for the three and six months ended June 30, 2025, was primarily driven by an increase in the percentage of our IIF covered by the QSR Transactions as discussed below. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

We executed a 40% QSR transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2026.

MGIC Investment Corporation - Q2 2025 | 46

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NIW subject to QSR Transactions	87.7%	86.9%	87.4%	87.2%
New Risk Written subject to QSR Transactions	93.4%	92.8%	93.3%	93.0%
IIF subject to QSR Transactions	71.1%	64.1%	71.1%	64.1%
RIF subject to QSR Transactions	74.3%	67.6%	74.3%	67.6%

The increase in IIF and RIF subject to QSR Transactions was primarily due to an increase in active QSR Transactions as of June 30, 2025 when compared with June 30, 2024.

As of June 30, 2025, the weighted average coverage percentage of our QSR transactions was 32% based on RIF.

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

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). As of June 30, 2025 our Home Re Transactions provided $689.9 million of loss coverage on a portfolio of policies having an in force date from August 1, 2020 through December 31, 2021, and from June 1, 2022 through August 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions, excluding the 2025 Traditional XOL which is still in its fill up period, as of June 30, 2025, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2024 Traditional XOL	2.67%	6.67%	2.82%	7.04%	$180,079
2023 Traditional XOL	2.91%	6.91%	3.47%	7.39%	76,134
2022 Traditional XOL	2.60%	7.10%	3.15%	7.46%	104,978
2020 Traditional XOL	0.75%	3.50%	0.81%	3.79%	240,988
Home Re 2023-1	3.00%	6.75%	3.57%	7.25%	245,191
Home Re 2022-1	2.75%	6.75%	4.19%	7.51%	199,507
Home Re 2021-2	2.10%	6.50%	4.48%	7.27%	82,048
Home Re 2021-1	2.25%	6.50%	5.89%	7.55%	7,710
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

In June of 2025, we executed two XOL Transactions which provide up to $160 million and $184 million of reinsurance coverage on new insurance written in 2025 and 2026, respectively.

Ceded premiums on our XOL Transactions were $15.4 million and $30.1 million, respectively, for the three and six months ended June 30, 2025, and $16.6 million and $32.7 million, respectively, for the three and six months ended June 30, 2024.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

MGIC Investment Corporation - Q2 2025 | 47

Investment income
Comparative quarterly results
Net investment income in the three months ended June 30, 2025 and 2024 was $61.0 million and $61.5 million, respectively. Net investment income for the six months ended June 30, 2025 and 2024 was $122.4 million and $121.2 million, respectively.

Losses and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Losses incurred, net	$(2,835)	$(18,272)	84	$6,756	$(13,717)	149
Amortization of deferred policy acquisition costs	1,738	2,150	(19)	3,395	4,159	(18)
Other underwriting and operating expenses, net	50,354	52,675	(4)	101,760	111,693	(9)
Interest expense	8,899	8,899	—	17,798	17,798	—
Total losses and expenses	$58,156	$45,452	28	$129,709	$119,933	8

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, which may reduce income of borrowers and their ability to make mortgage payments. Additionally, the impact of past and future government initiatives and actions taken by the GSEs may impact our estimates. A decline in housing values may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in future periods will also be dependent on the number of loans reported to us as delinquent.

Generally, losses follow a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors may result in delinquencies not following the typical pattern.

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other disasters may adversely impact our results of operations and financial condition". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of June 30, 2025 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Comparative quarterly and year to date results
Losses incurred, net increased $15.4 million and $20.5 million for the three and six months ended June 30, 2025 compared with the same periods in the prior year. The following table details the financial impact of the significant components of losses incurred for the periods indicated.

Composition of losses incurred
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Current year / New notices	$51,596	$49,117	$111,093	$102,553
Prior year reserve development	(54,431)	(67,389)	(104,337)	(116,270)
Losses incurred, net	$(2,835)	$(18,272)	$6,756	$(13,717)

MGIC Investment Corporation - Q2 2025 | 48

The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of losses incurred, net to net premiums earned. The loss ratio was (1.2)% and 1.4% for the three and six months ended June 30, 2025, compared with (7.5)% and (2.8)% for the three and six months ended June 30, 2024.

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and six months ended June 30, 2025 and 2024 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Delinquency inventory at beginning of period	25,438	24,142	26,791	25,650
New notices	11,970	11,444	24,935	23,621
Cures	(12,588)	(11,786)	(26,569)	(25,100)
Paid claims	(341)	(313)	(653)	(665)
Rescissions and denials	(35)	(16)	(60)	(35)
Other items removed from inventory	—	(101)	—	(101)
Delinquency inventory at end of period	24,444	23,370	24,444	23,370

New notice activity
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three and six months ended and as of:
June 30, 2025
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Six Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	660	1,355	1,607	15
2005-2008	1,954	4,092	5,006	15
2009-2015	316	660	791	10
2016	295	636	608	8
2017	480	1,056	1,022	7
2018	617	1,286	1,350	8
2019	657	1,387	1,285	7
2020	1,143	2,369	2,064	6
2021	2,281	4,755	4,295	6
2022	1,820	3,871	3,668	6
2023	894	1,885	1,643	5
2024	765	1,493	1,036	4
2025	88	90	69	2
Total	11,970	24,935	24,444	9
Claim rate on new notices (1)	7.5%

MGIC Investment Corporation - Q2 2025 | 49

June 30, 2024
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Six Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	759	1,509	1,850	18
2005-2008	2,347	4,831	5,950	17
2009-2015	458	987	1,096	11
2016	357	783	759	9
2017	584	1,205	1,166	8
2018	667	1,424	1,472	8
2019	663	1,462	1,356	7
2020	1,177	2,485	2,137	6
2021	2,182	4,587	3,906	6
2022	1,635	3,240	2,911	5
2023	564	1,057	728	4
2024	51	51	39	2
Total	11,444	23,621	23,370	10
Claim rate on new notices (1)	7.5%

(1) Claim rate at the time new delinquency notices are received as a year to date weighted average rate.

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

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

The majority of loans insured prior to 2014 (which represent 28% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2025	50,411	36,536	72.5%	30
Q1 2025	55,297	38,826	70.2%	34
Q4 2024	51,368	34,042	66.3%	35
Q3 2024	47,779	27,249	57.0%	34
Q2 2024	49,623	30,578	61.6%	36
Q1 2024	45,284	28,267	62.4%	40

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

MGIC Investment Corporation - Q2 2025 | 50

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
	June 30, 2025	December 31, 2024	June 30, 2024
3 months or less	8,552	10,352	8,245
4-11 months	8,868	9,281	8,091
12 months or more (1)	7,024	7,158	7,034
Total	24,444	26,791	23,370
3 months or less	35%	38%	35%
4-11 months	36%	35%	35%
12 months or more	29%	27%	30%
Total	100%	100%	100%
(1)Approximately 24%, 27%, and 31% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively.

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

Primary delinquency inventory - number of payments delinquent
	June 30, 2025	December 31, 2024	June 30, 2024
3 payments or less	12,260	14,135	11,716
4-11 payments	7,963	8,392	7,252
12 payments or more (1)	4,221	4,264	4,402
Total	24,444	26,791	23,370

3 payments or less	50%	53%	50%
4-11 payments	33%	31%	31%
12 payments or more	17%	16%	19%
Total	100%	100%	100%
(1)Approximately 20%, 25%, and 30% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and six months ended June 30, 2025 were consistent with the same periods in the prior year. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2025 and 2024.

Net losses and LAE paid
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Direct primary (excluding settlements)	$13	$10	$25	$20
NPL settlements	—	1	—	1
Reinsurance	(2)	(1)	(4)	(1)
LAE and other	1	2	3	4
Net losses and LAE paid	$12	$12	$24	$24

Average Claim Paid	$36,536	$30,578	$37,630	$29,355
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

MGIC Investment Corporation - Q2 2025 | 51

Loss reserves
The gross reserves at June 30, 2025, December 31, 2024, and June 30, 2024 appear in the table below.

Gross reserves
	June 30, 2025	December 31, 2024	June 30, 2024
Primary (in millions):
Direct case loss reserves	$392	$402	$422
Direct IBNR and LAE reserves	58	58	53
Total primary direct loss reserves	$450	$460	$475

Ending delinquent inventory (count based)	24,444	26,791	23,370
Percentage of loans delinquent (delinquency rate)	2.21%	2.40%	2.09%
Average total primary loss reserves per delinquency	$18,395	$17,159	$20,307
Primary claims received inventory included in ending delinquent inventory (count based)	295	319	273

The primary delinquency inventory for the top 15 jurisdictions (based on June 30, 2025 delinquency inventory) at June 30, 2025, December 31, 2024 and June 30, 2024 appears in the following table.

Primary delinquency inventory by jurisdiction
	June 30, 2025	December 31, 2024	June 30, 2024
Florida *	2,081	2,648	1,816
Texas	2,037	2,207	1,901
Illinois *	1,593	1,762	1,561
California	1,468	1,499	1,310
Pennsylvania *	1,381	1,504	1,352
New York*	1,184	1,229	1,216
Ohio*	1,136	1,268	1,113
Michigan	1,088	1,231	1,082
Georgia	936	1,025	872
North Carolina	738	880	655
New Jersey *	714	753	687
Maryland	650	655	614
Indiana *	636	690	615
Minnesota	575	616	523
South Carolina *	488	597	427
All other jurisdictions	7,739	8,227	7,626
Total	24,444	26,791	23,370
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average RIF on delinquent loans at June 30, 2025, December 31, 2024 and June 30, 2024 for the top 5 jurisdictions (based on the June 30, 2025 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	June 30, 2025	December 31, 2024	June 30, 2024
Florida	$71,298	$70,377	$65,579
Texas	66,174	63,943	61,532
Illinois	48,036	46,311	46,639
California	113,989	109,226	107,013
Pennsylvania	46,631	45,227	46,344
All other jurisdictions	58,551	56,525	55,992
All jurisdictions	$62,240	$60,148	$58,865
The primary average RIF on all loans was $71,741, $70,475, and $69,284 at June 30, 2025, December 31, 2024, and June 30, 2024, respectively.

MGIC Investment Corporation - Q2 2025 | 52

The primary delinquency inventory by policy year at June 30, 2025, December 31, 2024 and June 30, 2024 appears in the following table.

Primary delinquency inventory by policy year
	June 30, 2025	December 31, 2024	June 30, 2024
Policy year:
2004 and prior	1,607	1,793	1,850
2004 and prior %	7%	7%	8%
2005 - 2008	5,006	5,857	5,950
2005 - 2008%	20%	22%	25%
2009 - 2015	791	976	1,096
2009 - 2015%	3%	3%	5%
2016	608	772	759
2017	1,022	1,205	1,166
2018	1,350	1,628	1,472
2019	1,285	1,505	1,356
2020	2,064	2,421	2,137
2021	4,295	4,796	3,906
2022	3,668	3,803	2,911
2023	1,643	1,464	728
2024	1,036	571	39
2025	69	—	—
2016 and later %	70%	68%	62%

Total	24,444	26,791	23,370
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2025, 55% of our primary RIF was written subsequent to December 31, 2021, 77% of our primary RIF was written subsequent to December 31, 2020, and 89% of our primary RIF was written subsequent to December 31, 2019.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, outside service expenses, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and six months ended June 30, 2025 were $50.4 million and $101.8 million, respectively, compared with $52.7 million and $111.7 million for the three and six months ended June 30, 2024. The decrease in underwriting and other expenses, net for the six months ended June 30, 2025 compared with the same period in the prior year was primarily due to a decrease in employee costs. See Note 15 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Underwriting expense ratio	21.9%	23.1%	22.2%	24.4%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC to net premiums written. The underwriting expense ratio for the three and six months ended June 30, 2025, decreased compared with the same period in the prior year primarily due to a decrease in underwriting and other expenses, net, and an increase in net premiums written.

MGIC Investment Corporation - Q2 2025 | 53

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except rate)	2025	2024	2025	2024
Income before tax	$246,089	$259,825	$480,770	$479,705
Provision for income taxes	$53,607	$55,597	$102,828	$101,380
Effective tax rate	21.8%	21.4%	21.4%	21.1%
Our effective tax rate for the three and six months ended June 30, 2025 and 2024 approximated the statutory tax rate of 21%. We expect a modest decrease in our effective tax rate for the remainder of 2025 compared with 2024 due to purchases of transferable federal tax credits.

MGIC Investment Corporation - Q2 2025 | 54

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2024.

Consolidated balance sheets - Assets

(in thousands)	June 30, 2025	December 31, 2024	% Change
Investments	$5,818,478	$5,867,560	(1)
Cash and cash equivalents	294,871	229,485	28
Reinsurance recoverable on loss reserves (1)	53,781	47,281	14
Deferred incomes taxes, net	41,818	69,875	(40)
Other assets	333,379	333,034	0
Total Assets	$6,542,327	$6,547,235	0
(1) See "Liabilities and Equity" section below for further discussion.

Investments - Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities. The average duration and investment yield of our investment portfolio as of June 30, 2025 and December 31, 2024 are shown in the table below.

Portfolio duration and embedded investment yield
	June 30, 2025	December 31, 2024
Effective duration (in years)	4.1	3.9
Pre-tax yield (1)	4.0%	4.0%
After-tax yield (1)	3.2%	3.2%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of June 30, 2025 and December 31, 2024 are shown in the table below.

Fixed income security ratings
Security Ratings (1)	June 30, 2025	December 31, 2024
AAA	10%	10%
AA	36%	34%
A	36%	36%
BBB	18%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Cash and cash equivalents - Our cash and cash equivalents balance increased to $294.9 million as of June 30, 2025, from $229.5 million as of December 31, 2024, as net cash generated by operating and investing activities was only partially offset by cash used in financing activities.

Deferred income taxes, net - Our net deferred tax asset was $41.8 million and $69.9 million at June 30, 2025 and December 31, 2024, respectively. The change in our deferred income tax asset was primarily due to the change in the fair market value of our investment portfolio during the six months ended June 30, 2025.

MGIC Investment Corporation - Q2 2025 | 55

Consolidated balance sheets - Liabilities and equity

(in thousands)	June 30, 2025	December 31, 2024	% Change
Loss reserves	$452,154	$462,662	(2)
Unearned premiums	105,049	120,360	(13)
Long-term debt	645,402	644,667	0
Other liabilities	184,778	147,171	26
Total Liabilities	$1,387,383	$1,374,860	1
Common stock	233,138	248,449	(6)
Paid-in capital	1,801,159	1,808,236	0
Accumulated other comprehensive income (loss), net of tax	(204,969)	(288,162)	29
Retained earnings	3,325,616	3,403,852	(2)
Shareholders’ equity	$5,154,944	$5,172,375	0

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $452.2 million as of June 30, 2025, from $462.7 million as of December 31, 2024. Reinsurance recoverables on loss reserves were $53.8 million and $47.3 million as of June 30, 2025 and December 31, 2024, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions. The decrease in loss reserves, net of reinsurance recoverable, is primarily due to favorable development of $104.3 million offset by loss reserves established on new notices. See Note 11 - “Loss Reserves,” to our consolidated financial statements for additional information on the composition of our loss reserves.

Unearned premiums - Our unearned premium decreased to $105.0 million as of June 30, 2025 from $120.4 million as of December 31, 2024 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Shareholder’s equity - The slight decrease in shareholders’ equity primarily relates to repurchases of our common stock and dividends paid to shareholders, partially offset by net income in the six months ended June 30, 2025.

MGIC Investment Corporation - Q2 2025 | 56

Liquidity and Capital Resources

Consolidated Cash Flow Analysis
We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our insurance operations and income earned on our investment portfolio, less amounts paid for claims, interest expense and operating expenses, (2) investing cash flows related primarily to the purchase, sale and maturity of investments and (3) financing cash flows generally from activities that impact our capital structure, such as changes in debt and shares outstanding, and dividend payments. The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Summary of consolidated cash flows
	Six Months Ended June 30,
(In thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$406,647	$359,775
Investing activities	152,784	(108,412)
Financing activities	(495,163)	(334,199)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$64,268	$(82,836)
Net cash provided by operating activities for the six months ended June 30, 2025 increased when compared with the same period of 2024 primarily due to a decrease in taxes paid, an increase in premiums written, partially offset by an increase in losses paid, net.

We also have purchase obligations totaling approximately $12.5 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $5.9 million for our purchase obligations.

Future contributions to our pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Net cash provided by investing activities for the six months ended June 30, 2025 and 2024, primarily reflects sales and maturities of fixed income securities that exceeded purchases of fixed income securities during the period.

Net cash used in financing activities for the six months ended June 30, 2025 and 2024, primarily reflects repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of June 30, 2025, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the terms of our indebtedness.

Liquidity analysis - holding company
As of June 30, 2025 and December 31, 2024, we had approximately $1.0 billion and $1.1 billion, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the six months ended June 30, 2025, we repurchased 16.4 million shares of our common stock for $405.0 million. As of June 30, 2025 we had remaining authorization to repurchase $802.2 million of our common stock under our existing share repurchase programs through December 31, 2027. Through July 25, 2025, we repurchased an additional 2.6 million shares for $68.0 million inclusive of commissions.

In the six months ended June 30, 2025, we paid $63.7 million in dividends to shareholders. On July 24, 2025, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.15 per share to shareholders of record on August 7, 2025.

MGIC Investment Corporation - Q2 2025 | 57

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

Significant cash and investments inflows at our holding company during the six months ended June 30, 2025:
•$400.0 million dividend received from MGIC,
•$43.1 million of intercompany tax receipts, and
•$17.0 million of investment income.
Significant cash outflows at our holding company during the six months ended June 30, 2025:
•$411.6 million of net share repurchase transactions,
•$64.7 million of cash dividends paid to shareholders, and
•$17.1 million of interest payments on our outstanding debt obligation.

The net unrealized gains on our holding company investment portfolio were approximately $2.0 million at June 30, 2025, and the portfolio had an effective duration of approximately 0.7 years.

MGIC paid a dividend of $400 million to our holding company in the six months ended June 30, 2025. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at June 30, 2025. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of June 30, 2025, MGIC’s Available Assets under the PMIERs totaled approximately $5.7 billion, an excess of approximately $2.4 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.5 billion of capital credit under the PMIERs as of June 30, 2025. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	June 30, 2025	December 31, 2024
QSR Transactions	$1,267	$1,177
Home Re Transactions	535	666
Traditional XOL Transactions	669	388
Total capital credit for Reinsurance Transactions	$2,471	$2,231

The total calculated PMIERs credit for risk ceded under our XOL Transactions are based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (See Note 1 - “Nature of Business and Basis of Presentation”.)

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets increases as the number of payments missed on a delinquent loan increases. Refer to “Overview - Capital - GSEs” of this MD&A and our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility” for further discussion of PMIERs.

MGIC Investment Corporation - Q2 2025 | 58

Risk-to-capital
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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	June 30, 2025	December 31, 2024
RIF - net (1)	$57,934	$58,213
Statutory policyholders’ surplus	904	973
Statutory contingency loss reserve	4,875	4,833
Statutory policyholders’ position	$5,779	$5,806
Risk-to-capital	10.0:1	10.0:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.7 billion at June 30, 2025 and $1.8 billion at December 31, 2024) for which loss reserves have been established.

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

MGIC Investment Corporation - Q2 2025 | 59

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

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2025, the effective duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

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

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2025 | 60

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

Item 1 A. Risk Factors
As of June 30 2025, there have been no material changes in our Risk Factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors in the 10-K, as supplemented on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2025.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
April 1, 2025	April 30, 2025	3,277,986	$23.98	3,277,986	$904,240,041
May 1, 2025	May 31, 2025	1,943,494	26.28	1,943,494	853,162,436
June 1, 2025	June 30, 2025	1,899,192	26.85	1,899,192	802,168,292
		7,120,672	$25.38	7,120,672

(1)In April of 2024, our Board of Directors approved a repurchase program under which, as of June 30, 2025 we have $52.2 million in remaining repurchase authorization prior to December 31, 2026. In April 2025, our Board of Directors approved an additional share repurchase program, authorizing us to purchase up to $750 million of common stock prior to December 31, 2027. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Item 5. Other Information
On May 6, 2025, Timothy J. Mattke, Chief Executive Officer, adopted a written plan for the sale of MGIC common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Mattke’s written plan provides for the sale of 556,811 shares of MGIC common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) April 6, 2026; or (2) the date on which an aggregate of 556,811 shares of MGIC common stock have been sold.

MGIC Investment Corporation - Q2 2025 | 61

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
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, and through updating of various statistical and other information †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2025 | 62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on July 30, 2025.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2025 | 63