Form 10-Q
period 2025-09-30
MGIC INVESTMENT CORP
filed 2025-10-29
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 24, 2025, there were 223,740,981 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q3 2025 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

MGIC Investment Corporation - Q3 2025 | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Government Sponsored Enterprise. Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

MGIC Investment Corporation - Q3 2025 | 4

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

MGIC Investment Corporation - Q3 2025 | 5

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

2027 QSR
Our QSR Transaction that will provide coverage on eligible NIW in 2027

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

2021 Traditional XOL
Our XOL Transaction that will provide coverage on eligible NIW from 2021

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

MGIC Investment Corporation - Q3 2025 | 6

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
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q3 2025 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	September 30, 2025	December 31, 2024
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2025 - $5,666,048; 2024 - $5,838,145)		$5,497,303	$5,511,564
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2025 - $370,896; 2024 - $339,978)		371,291	340,125
Equity securities, at fair value (cost 2025 - $16,250; 2024 - $16,146)		15,286	14,762
Other invested assets, at cost		1,109	1,109
Total investment portfolio		5,884,989	5,867,560
Cash and cash equivalents		266,901	229,485
Restricted cash and cash equivalents		4,891	5,142
Accrued investment income		56,688	61,064
Reinsurance recoverable on loss reserves	4	57,565	47,281
Reinsurance recoverable on paid losses	4	2,352	4,197
Premiums receivable		56,531	57,536
Home office and equipment, net		32,737	35,679
Deferred insurance policy acquisition costs		9,394	11,694
Deferred income taxes, net		59,486	69,875
Other assets		194,109	157,722
Total assets		$6,625,643	$6,547,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$452,160	$462,662
Unearned premiums		98,527	120,360
Senior notes	3	645,770	644,667
Federal tax credits payable		139,591	12,535	(1)
Other liabilities		116,896	134,636	(1)
Total liabilities		1,452,944	1,374,860
Contingencies	5
Shareholders’ equity:	12
Common stock ($1 par value, shares authorized 1,000,000; shares issued and outstanding 2025 - 226,155; 2024 - 248,449)		226,155	248,449
Paid-in capital		1,806,807	1,808,236
Accumulated other comprehensive income (loss), net of tax	9	(159,221)	(288,162)
Retained earnings		3,298,958	3,403,852
Total shareholders’ equity		5,172,699	5,172,375
Total liabilities and shareholders’ equity		$6,625,643	$6,547,235
(1) Certain amounts have been reclassified to conform with current year presentation

See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q3 2025 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2025	2024	2025	2024
Revenues:
Premiums written:
Direct		$279,203	$275,124	$832,880	$823,664
Assumed		4,122	3,602	11,377	10,371
Ceded	4	(48,097)	(44,720)	(136,299)	(132,751)
Net premiums written		235,228	234,006	707,958	701,284
Decrease in unearned premiums, net		6,522	9,334	21,833	28,228
Net premiums earned		241,750	243,340	729,791	729,512
Investment income, net of expenses		62,210	62,093	184,648	183,316
Net gains (losses) on investments and other financial instruments	7/8	162	583	(523)	(8,202)
Other revenue		383	633	1,068	1,661
Total revenues		304,505	306,649	914,984	906,287

Losses and expenses:
Losses incurred, net	11	10,928	(9,842)	17,684	(23,559)
Amortization of deferred insurance policy acquisition costs		1,830	2,323	5,225	6,482
Other underwriting and operating expenses, net	15	47,780	50,967	149,540	162,660
Interest expense		8,906	8,905	26,704	26,703
Total losses and expenses		69,444	52,353	199,153	172,286
Income before tax		235,061	254,296	715,831	734,001
Provision for income tax		43,966	54,327	146,794	155,707
Net income		$191,095	$199,969	$569,037	$578,294

Earnings per share:
Basic	6	$0.83	$0.77	$2.41	$2.18
Diluted	6	$0.83	$0.77	$2.39	$2.17

Weighted average common shares outstanding - basic	6	229,308	258,596	236,541	264,719
Weighted average common shares outstanding - diluted	6	231,376	260,833	238,558	266,915

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2025 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2025	2024	2025	2024
Net income		$191,095	$199,969	$569,037	$578,294
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	44,689	128,455	124,883	110,604
Benefit plan adjustments		1,059	539	4,058	1,616
Other comprehensive income (loss), net of tax		45,748	128,994	128,941	112,220
Comprehensive income (loss)		$236,843	$328,963	$697,978	$690,514

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2025 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2025	2024	2025	2024
Common stock
Balance, beginning of period		$233,138	$371,353	$248,449	$371,353
Issuance of common stock, net under share-based compensation plans	12	11	—	1,056	—
Purchases of common stock	12	(6,994)	—	(23,350)	—
Balance, end of period		226,155	371,353	226,155	371,353

Paid-in capital
Balance, beginning of period		1,801,159	1,795,231	1,808,236	1,808,113
Issuance of common stock, net under share-based compensation plans	12	(259)	—	(20,205)	—
Reissuance of treasury stock, net under share-based compensation plans	12	—	—	—	(31,168)
Equity compensation	13	5,907	6,557	18,776	24,843
Balance, end of period		1,806,807	1,801,788	1,806,807	1,801,788

Treasury stock
Balance, beginning of period	12	—	(1,624,791)	—	(1,384,293)
Purchases of common stock		—	(124,104)	—	(376,724)
Reissuance of treasury stock, net under share-based compensation plans		—	—	—	12,122
Balance, end of period		—	(1,748,895)	—	(1,748,895)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(204,969)	(333,055)	(288,162)	(316,281)
Other comprehensive income (loss), net of tax	9	45,748	128,994	128,941	112,220
Balance, end of period		(159,221)	(204,061)	(159,221)	(204,061)

Retained earnings
Balance, beginning of period		3,325,616	4,908,183	3,403,852	4,593,125
Purchases of common stock	12	(182,807)	—	(575,238)	—
Net income		191,095	199,969	569,037	578,294
Cash dividends	12	(34,946)	(34,261)	(98,693)	(97,528)
Balance, end of period		3,298,958	5,073,891	3,298,958	5,073,891

Total shareholders’ equity		$5,172,699	$5,294,076	$5,172,699	$5,294,076

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2025 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$569,037	$578,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,128	14,403
Deferred tax expense (benefit)	17,273	2,744
Equity compensation	18,776	24,843
Net (gains) losses on investments and other financial instruments	523	8,202
Change in certain assets and liabilities:
Accrued investment income	4,376	(635)
Reinsurance recoverable on loss reserves	(10,284)	(12,025)
Reinsurance recoverable on paid losses	1,845	8,904
Premiums receivable	1,005	374
Deferred insurance policy acquisition costs	2,300	2,083
Loss reserves	(10,502)	(44,805)
Unearned premiums	(21,833)	(28,228)
Return premium accrual	(1,813)	(6,700)
Current income taxes	69,697	35,944
Other, net	(24,482)	(40,744)
Net cash provided by (used in) operating activities	622,046	542,654

Cash flows from investing activities:
Purchases of investments	(1,255,609)	(1,114,276)
Proceeds from sales of investments	59,796	29,742
Proceeds from maturity of fixed income securities	1,329,059	962,952
Additions to property and equipment	(424)	(660)
Net cash provided by (used in) investing activities	132,822	(122,242)

Cash flows from financing activities:
Repurchase of common stock	(599,453)	(374,814)
Dividends paid	(99,101)	(97,587)
Payment of withholding taxes related to share-based compensation net share settlement	(19,149)	(19,046)
Net cash provided by (used in) financing activities	(717,703)	(491,447)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	37,165	(71,035)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	234,627	370,644
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$271,792	$299,609
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2025 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

The substantial majority of our new insurance written (“NIW”) has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, and calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of September 30, 2025, MGIC’s Available Assets are in excess of its Minimum Required Assets; therefore MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q3 2025 | 13

Note 2. Significant Accounting Policies
Prospective accounting and reporting developments
Relevant new amendments to accounting standards, which are not yet effective or adopted.

Improvements to Income Tax Disclosures: ASU 2023-09
In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. This guidance for income tax disclosures requires consistent categories and greater disaggregations of information in the rate reconciliation and disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the standard retrospectively. We have evaluated the impacts the adoption of this guidance will have on our disclosures and determined that it will not have a material impact.

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

Note 3. Debt
Debt obligations
The aggregate carrying value of our 5.25% Senior Notes (“5.25% Notes”) and the par value as of September 30, 2025 and December 31, 2024 is presented in table 3.1 below.

Long-term debt obligation, carrying value
Table	3.1
(In thousands)		September 30, 2025	December 31, 2024
5.25% Notes, due August 2028 (par value: $650 million)		$645,770	$644,667

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information pertaining to our debt obligation. As of September 30, 2025, we are in compliance with our debt covenants.

Interest payments
Interest payments were $34.1 million for the nine months ended September 30, 2025 and 2024.

MGIC Investment Corporation - Q3 2025 | 14

Note 4. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) Transactions and excess-of-loss (“XOL”) Transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2025	2024	2025	2024
Premiums earned:
Direct		$285,708	$284,435	$854,652	$851,819
Assumed		4,139	3,625	11,438	10,444
Ceded:
Ceded - quota share reinsurance (1)		(31,974)	(27,785)	(90,018)	(83,143)
Ceded - excess-of-loss reinsurance		(16,123)	(16,935)	(46,281)	(49,608)
Total ceded		(48,097)	(44,720)	(136,299)	(132,751)
Net premiums earned		$241,750	$243,340	$729,791	$729,512

Losses incurred:
Direct		$17,067	$(5,899)	$34,230	$(9,116)
Assumed		(3)	30	(21)	13
Ceded - quota share reinsurance		(6,136)	(3,973)	(16,525)	(14,456)
Losses incurred, net		$10,928	$(9,842)	$17,684	$(23,559)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$32,622	$28,620	$93,616	$80,505
Ceding commission on quota share reinsurance		12,919	11,281	36,727	32,730
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

MGIC Investment Corporation - Q3 2025 | 15

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

Quota Share Reinsurance
Table	4.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	December 31, 2027	January 1, 2028	12.3% or 10%
2021 QSR and 2022 QSR	2021	December 31, 2027	January 1, 2028	9.4% or 7%
2021 QSR and 2022 QSR	2022	December 31, 2025	January 1, 2026	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2025	January 1, 2026	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	January 1, 2026	12.5% or 10%
2023 QSR	2023	December 31, 2025	January 1, 2026	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
2025 QSR	2025	December 31, 2027	December 31, 2027	30% or 20%
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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $57.6 million as of September 30, 2025 and $47.3 million as of December 31, 2024. The reinsurance recoverable balance is secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

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

MGIC Investment Corporation - Q3 2025 | 16

Payment of principal on the related ILNs will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related ILNs transaction agreement. As of September 30, 2025, there were no "Trigger Events".

The following tables 4.4a, 4.4b, and 4.4c provide a summary of our XOL Transactions as of September 30, 2025 and December 31, 2024. Tables 4.4b and 4.4c exclude the 2025 Traditional XOL Transaction, which is still within its contractual fill-up period covering policies in force from January 1, 2025 through December 31, 2025. The 2025 Traditional XOL Transaction provides up to $160 million of reinsurance coverage on eligible NIW in 2025.

Excess of Loss Reinsurance
Table 4.4a
	Issue Date	Policy In force Dates	Optional Call Date (1)	Legal Maturity
2025 Traditional XOL	June 1, 2025	January 1, 2025 - December 31, 2025	January 1, 2031	10 years
2024 Traditional XOL	April 1, 2024	January 1, 2024 - December 31, 2024	January 1, 2030	10 years
2023 Traditional XOL	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years
2020 Traditional XOL	March 1, 2025	January 1, 2020 - December 31, 2020	April 1, 2030	10 years
Home Re 2023-1, Ltd.	October 23, 2023	June 1, 2022 - August 31, 2023	October 25, 2028	10 years
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years
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

Table 4.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	September 30, 2025	December 31, 2024
2024 Traditional XOL	$125,016	$124,777	$125,016
2023 Traditional XOL	70,578	69,538	70,401
2022 Traditional XOL	82,523	79,012	81,112
2020 Traditional XOL	68,343	68,343	N/A
Home Re 2023-1, Ltd.	272,961	268,358	272,269
Home Re 2022-1, Ltd.	325,589	320,026	322,566
Home Re 2021-2, Ltd.	190,159	187,230	188,211
Home Re 2021-1, Ltd.	211,159	209,534	210,027

Table 4.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 9/30/2025 (2)	September 30, 2025	December 31, 2024
2024 Traditional XOL	$187,220	N/A	N/A	$187,220	$187,220
2023 Traditional XOL	96,942	N/A	N/A	71,718	91,404
2022 Traditional XOL	142,642	N/A	N/A	103,875	124,344
2020 Traditional XOL	250,592	N/A	N/A	250,592	N/A
Home Re 2023-1, Ltd.	330,277	97%	96%	250,932	299,325
Home Re 2022-1, Ltd.	473,575	100%	100%	229,121	305,639
Home Re 2021-2, Ltd. (3)	398,429	100%	98%	98,270	132,424
Home Re 2021-1, Ltd.	398,848	100%	100%	42,507	92,019
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.
(3)The funding percentage on the 2021-2 was reduced from 100% after the tender offers were conducted in the fourth quarter of 2023.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium

MGIC Investment Corporation - Q3 2025 | 17

ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at September 30, 2025 and December 31, 2024, were not material to our consolidated balance sheet and the change in fair value during the three and nine months ended September 30, 2025 and September 30, 2024 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of September 30, 2025, and December 31, 2024, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid.

Table 4.5 presents the total assets of the Home Re Entities as of September 30, 2025 and December 31, 2024.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		September 30, 2025	December 31, 2024

Home Re 2023-1 Ltd.		$256,386	$303,733
Home Re 2022-1 Ltd.		237,205	313,229
Home Re 2021-2 Ltd.		101,580	136,486
Home Re 2021-1 Ltd.		48,415	97,373

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

Reinsurance transactions effective in subsequent periods
QSR Transactions
•We executed a 40% QSR Transaction with a group of unaffiliated reinsurers covering eligible NIW in 2026.
•We agreed to terms on a 40% QSR Transaction with a group of unaffiliated reinsurers covering eligible NIW in 2027.
•We have amended the terms on our 2022 quota share reinsurance transaction with certain participants from the existing reinsurance panel. The quota share cede rate will decrease from 30% to 28%, effective December 31, 2025.

Traditional XOL Transactions
•We executed an XOL Transaction which provides up to $184 million of reinsurance coverage on eligible NIW in 2026.
•We agreed to terms on an XOL Transaction effective December 1, 2025, which provides $250 million of reinsurance coverage on NIW from 2021.

MGIC Investment Corporation - Q3 2025 | 18

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)		2025	2024	2025	2024
Net income - basic and diluted		$191,095	$199,969	$569,037	$578,294
Basic weighted average common shares outstanding		229,308	258,596	236,541	264,719
Dilutive effect of unvested RSUs		2,068	2,237	2,017	2,196
Diluted weighted average common shares outstanding		231,376	260,833	238,558	266,915

Earnings per share:
Basic earnings per share		$0.83	$0.77	$2.41	$2.18
Diluted earnings per share		$0.83	$0.77	$2.39	$2.17

MGIC Investment Corporation - Q3 2025 | 19

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at September 30, 2025 and December 31, 2024 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of September 30, 2025
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$339,344	$968	$(2,813)	$337,499
Obligations of U.S. states and political subdivisions		2,002,827	9,876	(140,274)	1,872,429
Corporate debt securities		2,730,841	36,854	(64,153)	2,703,542
ABS		206,520	3,500	(1,354)	208,666
RMBS		372,361	7,289	(17,804)	361,846
CMBS		224,852	2,231	(2,461)	224,622
CLOs		117,798	211	(23)	117,986
Foreign government debt		4,487	—	(397)	4,090
Commercial paper		37,914	—	—	37,914
Total fixed income securities		$6,036,944	$60,929	$(229,279)	$5,868,594

Details of fixed income securities by category as of December 31, 2024
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,349	$231	$(5,087)	$260,493
Obligations of U.S. states and political subdivisions		2,065,953	2,331	(192,789)	1,875,495
Corporate debt securities		2,857,627	12,593	(112,839)	2,757,381
ABS		155,594	2,157	(1,234)	156,517
RMBS		373,485	2,103	(25,528)	350,060
CMBS		243,840	21	(7,990)	235,871
CLOs		199,773	286	—	200,059
Foreign government debt		4,487	—	(689)	3,798
Commercial paper		12,015	—	—	12,015
Total fixed income securities		$6,178,123	$19,722	$(346,156)	$5,851,689
We had $12.6 million and $12.2 million of investments at fair value on deposit with various states as of September 30, 2025 and December 31, 2024, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $190.9 million and $199.9 million at September 30, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation - Q3 2025 | 20

The amortized cost and fair values of fixed income securities at September 30, 2025, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities are not due at a single maturity date, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		September 30, 2025
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$811,265	$810,672
Due after one year through five years		1,732,277	1,708,964
Due after five years through ten years		1,617,864	1,572,906
Due after ten years		954,007	862,932
		5,115,413	4,955,474

ABS		206,520	208,666
RMBS		372,361	361,846
CMBS		224,852	224,622
CLOs		117,798	117,986
Total		$6,036,944	$5,868,594

Equity securities
The cost and fair value of investments in equity securities at September 30, 2025 and December 31, 2024 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of September 30, 2025
Table	7.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,250	$44	$(1,008)	$15,286

Details of equity security investments as of December 31, 2024
Table	7.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,146	$8	$(1,392)	$14,762

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2025	2024	2025	2024

Fixed income securities:
Gains on sales		$427	$28	$1,351	$508
Losses on sales		(36)	(946)	(2,585)	(7,693)
Equity securities gains (losses):
Changes in fair value		212	507	421	312
Change in embedded derivative on Home Re Transactions(1)		(441)	994	290	(1,336)
Other:
Gains (losses) on sales		—	—	—	17
Market adjustment		—	—	—	(10)
Net gains (losses) on investments and other financial instruments		$162	$583	$(523)	$(8,202)

Proceeds from sales of fixed income securities		$21,480	$14,856	$62,497	$29,742
(1) See Note 8 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

MGIC Investment Corporation - Q3 2025 | 21

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2025 and December 31, 2024, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of September 30, 2025
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$18,580	$(35)	$55,261	$(2,778)	$73,841	$(2,813)
Obligations of U.S. states and political subdivisions		114,628	(5,946)	1,143,794	(134,328)	1,258,422	(140,274)
Corporate debt securities		144,911	(247)	1,052,750	(63,906)	1,197,661	(64,153)
ABS		26,582	(889)	32,966	(465)	59,548	(1,354)
RMBS		3,925	(2)	189,235	(17,802)	193,160	(17,804)
CMBS		3,614	(40)	96,635	(2,421)	100,249	(2,461)
CLOs		7,007	(23)	—	—	7,007	(23)
Foreign government debt		—	—	4,090	(397)	4,090	(397)
Total		$319,247	$(7,182)	$2,574,731	$(222,097)	$2,893,978	$(229,279)

Unrealized loss aging for securities by type and length of time as of December 31, 2024
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$37,017	$(437)	$69,959	$(4,650)	$106,976	$(5,087)
Obligations of U.S. states and political subdivisions		409,406	(5,621)	1,195,869	(187,168)	1,605,275	(192,789)
Corporate debt securities		852,752	(10,334)	1,051,862	(102,505)	1,904,614	(112,839)
ABS		20,090	(184)	49,640	(1,050)	69,730	(1,234)
RMBS		171,654	(5,498)	151,893	(20,030)	323,547	(25,528)
CMBS		77,567	(1,774)	151,188	(6,216)	228,755	(7,990)
Foreign government debt		—	—	3,798	(689)	3,798	(689)
Total		$1,568,486	$(23,848)	$2,674,209	$(322,308)	$4,242,695	$(346,156)

There were 747 and 1,020 securities in an unrealized loss position at September 30, 2025 and December 31, 2024, respectively. Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2025 presented in table 7.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments at September 30, 2025 were primarily caused by increases in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q3 2025 | 22

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

MGIC Investment Corporation - Q3 2025 | 23

Assets measured at fair value, by hierarchy level, as of September 30, 2025 and December 31, 2024 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of September 30, 2025
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$337,499	$304,417	$33,082
Obligations of U.S. states and political subdivisions		1,872,429	—	1,872,429
Corporate debt securities		2,703,542	—	2,703,542
ABS		208,666	—	208,666
RMBS		361,846	—	361,846
CMBS		224,622	—	224,622
CLOs		117,986	—	117,986
Foreign government debt		4,090	—	4,090
Commercial paper		37,914	—	37,914
Total fixed income securities		5,868,594	304,417	5,564,177
Equity securities		15,286	15,286	—
Cash equivalents (1)		268,034	267,736	298
Total		$6,151,914	$587,439	$5,564,475

Assets carried at fair value by hierarchy level as of December 31, 2024
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$260,493	$220,369	$40,124
Obligations of U.S. states and political subdivisions		1,875,495	—	1,875,495
Corporate debt securities		2,757,381	—	2,757,381
ABS		156,517	—	156,517
RMBS		350,060	—	350,060
CMBS		235,871	—	235,871
CLOs		200,059	—	200,059
Foreign government debt		3,798	—	3,798
Commercial paper		12,015	—	12,015
Total fixed income securities		5,851,689	220,369	5,631,320
Equity securities		14,762	14,762	—
Cash equivalents (1)		230,156	219,943	10,213
Total		$6,096,607	$455,074	$5,641,533
(1) Includes restricted cash equivalents
Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At September 30, 2025 and December 31, 2024, the fair value of the embedded derivatives was a liability of $0.1 million and $0.4 million, respectively. (See Note 4 - "Reinsurance" for more information about our Home Re Transactions.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the nine months ended September 30, 2025 and 2024, purchases of real estate acquired were $3.8 million and $3.7 million, respectively. For the nine months ended September 30, 2025 and 2024, sales of real estate acquired were $2.5 million and $0.6 million, respectively.

MGIC Investment Corporation - Q3 2025 | 24

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2025 and December 31, 2024.

Financial assets and liabilities not measured at fair value
Table	8.2
		September 30, 2025		December 31, 2024
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$1,109	$1,109

Financial liabilities
5.25% Senior Notes		645,770	649,747	644,667	636,883

MGIC Investment Corporation - Q3 2025 | 25

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2025	2024	2025	2024
Net unrealized investment (losses) gains arising during the period		$56,568	$162,601	$158,079	$140,005
Total income tax benefit (expense)		(11,879)	(34,146)	(33,196)	(29,401)
Net of tax		44,689	128,455	124,883	110,604

Net changes in benefit plan assets and obligations		1,341	682	5,137	2,045
Total income tax benefit (expense)		(282)	(143)	(1,079)	(429)
Net of tax		1,059	539	4,058	1,616

Total other comprehensive income (loss)		$57,909	163,283	163,216	142,050
Total income tax benefit (expense)		(12,161)	(34,289)	(34,275)	(29,830)
Total other comprehensive income (loss), net of tax		$45,748	$128,994	$128,941	$112,220

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2025	2024	2025	2024
Reclassification adjustment for net realized (losses) gains (1)		$347	$(2,368)	$(10,066)	$(14,402)
Income tax benefit (expense)		(73)	497	2,114	3,024
Net of tax		274	(1,871)	(7,952)	(11,378)

Reclassification adjustment related to benefit plan assets and obligations (2)		(1,341)	(682)	(5,137)	(2,045)
Income tax benefit (expense)		282	143	1,079	429
Net of tax		(1,059)	(539)	(4,058)	(1,616)

Total reclassifications		(994)	(3,050)	(15,203)	(16,447)
Income tax benefit (expense)		209	640	3,193	3,453
Total reclassifications, net of tax		$(785)	$(2,410)	$(12,010)	$(12,994)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the nine months ended September 30, 2025, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Nine Months Ended September 30, 2025
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2024, net of tax		$(257,878)	$(30,284)	$(288,162)
Other comprehensive income (loss) before reclassifications		116,931	—	116,931
Less: Amounts reclassified from AOCI		(7,952)	(4,058)	(12,010)
Balance, September 30, 2025, net of tax		$(132,995)	$(26,226)	$(159,221)

MGIC Investment Corporation - Q3 2025 | 26

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
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2025 and 2024.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2025	2024	2025	2024
Company service cost		$—	$—	$234	$417
Interest cost		3,299	3,247	311	376
Expected return on plan assets		(3,443)	(3,644)	(2,911)	(2,493)
Amortization of:
Net actuarial losses (gains)		547	522	(692)	(382)
Prior service cost (credit)		86	87	118	454
Cost of settlements and curtailments		1,284	—	—	—
Net periodic benefit cost (benefit)		$1,773	$212	$(2,940)	$(1,628)

Components of net periodic benefit cost
Table	10.2
		Nine Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2025	2024	2025	2024
Company service cost		$—	$—	$703	$1,251
Interest cost		9,895	9,741	933	1,126
Expected return on plan assets		(10,327)	(10,932)	(8,733)	(7,481)
Amortization of:
Net actuarial losses (gains)		1,639	1,568	(2,077)	(1,142)
Prior service cost (credit)		259	259	353	1,360
Cost of settlements and curtailments		4,964	—	—	—
Net periodic benefit cost (benefit)		$6,430	$636	$(8,821)	$(4,886)

In the first quarter of 2025, we made a contribution to our pension plan of $7.5 million.

MGIC Investment Corporation - Q3 2025 | 27

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2025, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $6 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $18 million.

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

MGIC Investment Corporation - Q3 2025 | 28

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2025 and 2024.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Nine Months Ended September 30,
(In thousands)		2025	2024
Reserve at beginning of period		$462,662	$505,379
Less reinsurance recoverable		47,281	33,302
Net reserve at beginning of period		415,381	472,077

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		154,162	158,317
Prior years (1)		(136,478)	(181,876)
Total losses incurred		17,684	(23,559)

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		154	133
Prior years		38,316	33,138
Total losses paid		38,470	33,271
Net reserve at end of period		394,595	415,247
Plus reinsurance recoverable		57,565	45,327
Reserve at end of period		$452,160	$460,574
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The decrease in the current year losses incurred in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily due to a decrease in the ultimate claim rate on delinquencies received in the current year partially offset by an increase in estimated severity on current year delinquencies.

The favorable loss development on previously received delinquencies for the nine months ended September 30, 2025 and September 30, 2024 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the nine months ended September 30, 2025 and 2024 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Nine Months Ended September 30,
(In thousands)		2025	2024
Increase (decrease) in estimated claim rate on primary defaults		$(126,145)	$(162,609)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(10,333)	(19,267)
Total prior year loss development (1)		$(136,478)	$(181,876)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and was $10.7 million and $12.5 million at September 30, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation - Q3 2025 | 29

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

Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the nine months ended September 30, 2025, we repurchased 23.4 million shares for $592.9 million, inclusive of commissions. In 2024, we repurchased approximately 25.3 million shares of our common stock for $566.6 million, inclusive of commissions. As of September 30, 2025, we had remaining authorization to repurchase $614 million of our common stock under our existing share repurchase program through December 31, 2027. Through October 24, 2025, we repurchased an additional 2.4 million shares for $65.7 million, inclusive of commissions.

Cash dividends
In the first half of 2025, we paid quarterly cash dividends of $0.13 per share. In the third quarter of 2025, we paid a quarterly cash dividend of $0.15 per share. On October 23, 2025, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.15 per share payable on November 20, 2025, to shareholders of record on November 6, 2025.

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

MGIC Investment Corporation - Q3 2025 | 30

Note 14. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders’ position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at September 30, 2025.

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current mortgage insurance regulations with the Model Act, though it is expected that some changes will be made before formal adoption.

Dividend restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we notify the OCI to ensure it does not object. In the nine months ended September 30, 2025, MGIC paid a dividend of $400 million to the holding company. In October 2025, MGIC paid an additional dividend of $400 million to the holding company.

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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	Nine Months Ended September 30,
(In thousands)	2025	2024
Statutory net income	$511,787	$356,736

	As of,
(In thousands)	September 30, 2025	December 31, 2024
Statutory policyholders' surplus	$1,082,467	$976,756
Contingency loss reserves	4,967,371	4,897,284

The increase in statutory net income for the nine months ended September 30, 2025 compared with September 30, 2024 was primarily driven by the net change in our contingency reserve during the nine months ended September 30, 2025 compared with the same period in the prior year.

MGIC Investment Corporation - Q3 2025 | 31

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

The table below presents a disaggregation of significant segment expenses as monitored by our CODM:

Significant segment expenses
Table	15.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2025	2024	2025	2024
Other underwriting and operating expenses net:
Employee costs		$36,408	$38,908	$109,719	$121,111
Outside services (1)		8,784	8,133	25,308	25,576
Premium taxes (2)		5,318	5,266	15,965	15,864
Depreciation expense		668	903	2,552	3,187
All other underwriting and operating (3)		(3,398)	(2,243)	(4,004)	(3,078)
Total other underwriting and operating expenses net		$47,780	$50,967	$149,540	$162,660
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

MGIC Investment Corporation - Q3 2025 | 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter of 2025. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2025 | 33

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands, except per share data, unaudited)	2025	2024	% Change	2025	2024	% Change
Selected statement of operations data
Net premiums earned	$241,750	$243,340	(1)	$729,791	$729,512	0
Investment income, net of expenses	62,210	62,093	0	184,648	183,316	1
Net gains (losses) on investments and other financial instruments	162	583	N/M	(523)	(8,202)	N/M
Losses incurred, net	10,928	(9,842)	N/M	17,684	(23,559)	N/M
Other underwriting and operating expenses, net	47,780	50,967	(6)	149,540	162,660	(8)
Income before tax	235,061	254,296	(8)	715,831	734,001	(2)
Provision for income taxes	43,966	54,327	(19)	146,794	155,707	(6)
Net income	191,095	199,969	(4)	569,037	578,294	(2)
Diluted income per share	$0.83	$0.77	8	$2.39	$2.17	10

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$234,670	$255,214	(8)	$717,065	$741,169	(3)
Adjusted net operating income	190,786	200,694	(5)	570,012	583,957	(2)
Adjusted net operating income per diluted share	$0.83	$0.77	8	$2.39	$2.19	9
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of third quarter 2025 results
Comparative quarterly results
We recorded third quarter 2025 net income of $191.1 million (Q3 2024: $200.0 million), or $0.83 per diluted share (Q3 2024: $0.77). The decrease in net income is primarily due to an increase in losses incurred, net, offset partially by a decrease in the provision for income taxes in the three months ended September 30, 2025 compared with the same period in the prior year. Diluted income per share increased primarily due to a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in net income.

Adjusted net operating income for the third quarter 2025 was $190.8 million (Q3 2024: $200.7 million) and adjusted net operating income per diluted share was $0.83 (Q3 2024: $0.77). The decrease in adjusted net operating income primarily reflects a decrease in net income. The increase in adjusted net operating income per diluted share primarily reflects a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in adjusted net operating income.

Losses incurred, net for the third quarter of 2025 were $10.9 million, compared with $(9.8) million for the same period last year. While new delinquency notices added approximately $43.1 million to our loss reserves for the three months ended September 30, 2025, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $32.1 million. For the three months ended September 30, 2024, new delinquency notices added approximately $55.8 million to our loss reserves, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $65.6 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Provision for income taxes for the third quarter of 2025 was $44.0 million, compared with $54.3 million for the same period last year. The decrease in the income tax provision primarily reflects a benefit recognized for the purchase of transferable federal tax credits and a decrease in net income in the current period.

Comparative year to date results
We recorded net income of $569.0 million (2024: $578.3 million), or $2.39 per diluted share (2024: $2.17). The decrease in net income is primarily due to an increase in losses incurred, net, partially offset by a decrease in underwriting and other expenses, net, a decrease in the provision for income taxes, as well as the change in net gains and losses on investments and other financial instruments. Diluted income per share increased primarily due to a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in net income.

Adjusted net operating income for the nine months ended September 30, 2025, was $570.0 million (2024: $584.0 million) and adjusted net operating income per diluted share was $2.39 (2024: $2.19). The decrease in adjusted net operating income primarily reflects a decrease in net income. The increase in adjusted net operating income per diluted share primarily reflects a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in adjusted net operating income.

MGIC Investment Corporation - Q3 2025 | 34

Losses incurred, net for the nine months ended September 30, 2025 were $17.7 million, compared with $(23.6) million for the same period last year. While new delinquency notices added approximately $154.2 million to our loss reserves for the nine months ended September 30, 2025, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $136.5 million. For the nine months ended September 30, 2024, new delinquency notices added approximately $158.3 million to our loss reserves, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $181.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Net gains (losses) on investments and other financial instruments were $(0.5) million, compared with $(8.2) million for the same period last year. Changes in the recognition of net realized investment gains (losses) are primarily driven by the timing of individual securities sales and such timing is influenced by such factors as market opportunities, our tax and capital profile, and overall market cycles. See Note 7 - “Investments,” to our consolidated financial statements for additional discussion of net gains (losses) on investments and other financial instruments.

Underwriting and other expenses, net in the nine months ended September 30, 2025 were $149.5 million, compared with $162.7 million for the same period last year. The decrease in underwriting and other expenses, net was primarily due to a decrease in employee costs. See Note 15 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

Provision for income taxes for the nine months ended September 30, 2025 was $146.8 million, compared with $155.7 million for the same period last year. The decrease in the income tax provision primarily reflects a benefit recognized for the purchase of transferable federal tax credits and a decrease in net income in the current period.

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

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are generally based on an insurer's book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements and subject to a floor amount). Based on our application of the PMIERs as of September 30, 2025, MGIC’s Available Assets totaled $5.9 billion, or $2.5 billion in excess of its Minimum Required Assets. In August 2024, the GSEs issued updates to the calculation of Available Assets. The updates will be implemented through a 24-month phased-in approach, with a fully effective date of September 30, 2026. If these changes were effective as of September 30, 2025, without a graduated implementation period, MGIC's Available Assets of $5.9 billion would decrease by approximately 0.5% or $30 million, and MGIC's PMIERs excess would be $2.5 billion.

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

MGIC Investment Corporation - Q3 2025 | 35

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

At September 30, 2025, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current Mortgage Insurance regulations with the Model Act, though it is expected that some changes will be made before formal adoption.

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
•Cancellations, which reduce IIF. Cancellations from refinancings may occur when borrowers achieve the required amount of home equity through loan amortization, loan payoffs, or home price appreciation. Refinance-related cancellations are influenced by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values relative to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Policy rescissions also cause cancellations, requiring us to return any premiums received from the date of default, on the rescinded policies and claim payments. Cancellations of single premium policies, which are generally non-refundable, result in immediate recognition of any remaining unearned premium.

MGIC Investment Corporation - Q3 2025 | 36

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
•Losses ceded under reinsurance transactions will decrease losses incurred, net when a delinquency is covered by a reinsurance transaction. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.
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

MGIC Investment Corporation - Q3 2025 | 37

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
Gains (losses) on investments and other financial instruments:
•Fixed income securities: Investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and any impairments on securities we intend to sell prior to recovery of its amortized cost basis. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
•Equity securities: Investment gains and losses reflect the periodic change in fair value.
•Financial instruments: Investment gains and losses on the embedded derivative on our Home Re Transactions reflect the present value impact of the variation in investment income on assets on the insurance-linked notes held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life.

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

MGIC Investment Corporation - Q3 2025 | 38

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

MGIC Investment Corporation - Q3 2025 | 39

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

MGIC Investment Corporation - Q3 2025 | 40

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended September 30,
	2025			2024
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$235,061	43,966	$191,095	$254,296	54,327	$199,969
Adjustments:
Net realized investment (gains) losses	(391)	(82)	(309)	918	193	725
Adjusted pre-tax operating income / Adjusted net operating income	$234,670	$43,884	$190,786	$255,214	$54,520	$200,694

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			231,376			260,833

Net income per diluted share			$0.83			$0.77
Net realized investment (gains) losses			0.00			0.00
Adjusted net operating income per diluted share			$0.83			$0.77

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Nine Months Ended September 30,
	2025			2024
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$715,831	$146,794	$569,037	$734,001	$155,707	$578,294
Adjustments:
Net realized investment (gains) losses	1,234	259	975	7,168	1,505	5,663
Adjusted pre-tax operating income / Adjusted net operating income	$717,065	$147,053	$570,012	$741,169	$157,212	$583,957

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			238,558			266,915

Net income per diluted share			$2.39			$2.17
Net realized investment (gains) losses			0.00			0.02
Adjusted net operating income per diluted share			$2.39			$2.19

MGIC Investment Corporation - Q3 2025 | 41

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

NIW for the third quarter of 2025 was $16.5 billion (Q3 2024: $17.2 billion) and $43.1 billion for the nine months ended September 30, 2025 (YTD September 30, 2024: $39.8 billion).The increase for the nine months ended September 30, 2025 reflects a higher expected market position in the current year compared with the same period in the prior year. For the full year, we expect our 2025 NIW to be higher than 2024.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

The following tables present characteristics of our primary NIW for the three and nine months ended September 30, 2025 and 2024.

Primary NIW by FICO score
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2025	2024	2025	2024
760 and greater	52.8%	50.5%	51.9%	51.0%
740 - 759	17.5%	17.3%	17.5%	17.4%
720 - 739	12.7%	13.6%	13.0%	13.6%
700 - 719	8.0%	9.2%	8.8%	9.0%
680 - 699	4.6%	5.1%	4.9%	5.1%
660 - 679	3.1%	3.0%	2.8%	2.7%
640 - 659	0.8%	0.9%	0.7%	0.8%
639 and less	0.5%	0.4%	0.4%	0.4%
Total	100%	100%	100%	100%

Primary NIW by loan-to-value
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2025	2024	2025	2024
95.01% and above	17.0%	13.4%	14.6%	14.0%
90.01% to 95.00%	46.2%	47.9%	46.1%	47.2%
85.01% to 90.00%	27.1%	27.7%	28.9%	27.7%
80.01% to 85.00%	9.7%	11.0%	10.4%	11.1%
Total	100%	100%	100%	100%

Primary NIW by debt-to-income ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2025	2024	2025	2024
45.01% and above	26.5%	28.9%	27.5%	28.8%
38.01% to 45.00%	30.9%	31.6%	30.8%	31.8%
38.00% and below	42.6%	39.5%	41.7%	39.4%
Total	100%	100%	100%	100%

Primary NIW by policy payment type
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2025	2024	2025	2024
Monthly premiums	97.6%	97.9%	97.6%	97.4%
Single premiums	2.4%	2.1%	2.4%	2.6%
Total	100%	100%	100%	100%

MGIC Investment Corporation - Q3 2025 | 42

Primary NIW by type of mortgage
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2025	2024	2025	2024
Purchases	93.8%	96.6%	94.1%	97.5%
Refinances	6.2%	3.4%	5.9%	2.5%
Total	100%	100%	100%	100%

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

Primary NIW by number of attributes discussed above
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2025	2024	2025	2024
One	37.5%	36.1%	36.6%	36.3%
Two or more	5.2%	5.1%	4.7%	5.1%

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

The following table sets forth certain statistics associated with our primary IIF and RIF as of September 30, 2025:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.1	0.3%	$0.3	0.4%	7.3%	12.0%	—%	N/M
2005-2008	8.0	2.7%	2.1	2.7%	7.0%	9.2%	—%	3.3%
2009-2019	22.4	7.5%	5.9	7.4%	4.3%	3.9%	—%	5.8%
2020	31.5	10.5%	8.7	10.8%	3.2%	1.6%	5.0%	27.6%
2021	59.4	19.7%	16.5	20.5%	3.1%	2.0%	27.4%	50.4%
2022	53.6	17.8%	14.5	17.9%	4.9%	2.3%	30.8%	72.3%
2023	35.2	11.7%	9.1	11.3%	6.6%	1.7%	26.7%	76.4%
2024	49.5	16.4%	12.9	16.0%	6.6%	1.0%	30.5%	88.0%
2025	40.2	13.3%	10.5	13.0%	6.7%	0.2%	39.4%	96.4%
Total	$300.8		$80.6
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

Annual Persistency
Our annual persistency was 85.0% at September 30, 2025 compared with 85.3% at September 30, 2024. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

MGIC Investment Corporation - Q3 2025 | 43

IIF and RIF
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2025	2024	2025	2024
NIW	$16.5	$17.2	$43.1	$39.8
Cancellations, principal payments, and other reductions	(12.7)	(15.9)	(37.7)	(40.5)
Increase (decrease) in primary IIF	$3.8	$1.3	$5.4	$(0.7)

Direct primary IIF as of September 30,			$300.8	$292.8
Direct primary RIF as of September 30,			$80.6	$78.0

CRT Programs
In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $493 million and $392 million as of September 30, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation - Q3 2025 | 44

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2025 and 2024.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Net premiums written	$235,228	$234,006	1	$707,958	$701,284	1

Net premiums earned	$241,750	$243,340	(1)	$729,791	$729,512	0
Investment income, net of expenses	62,210	62,093	0	184,648	183,316	1
Net gains (losses) on investments and other financial instruments	162	583	N/M	(523)	(8,202)	N/M
Other revenue	383	633	(39)	1,068	1,661	(36)
Total revenues	$304,505	$306,649	(1)	$914,984	$906,287	1

Net premiums written and earned
Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three and nine months ended September 30, 2025 and September 30, 2024.

Premium Yield

	Three Months Ended September 30,		Nine Months Ended September 30,
(in basis points)	2025	2024	2025	2024
In force portfolio yield (1)	38.3	38.9	38.1	38.5
Premium refunds	(0.3)	(0.1)	(0.1)	0.0
Accelerated earnings on single premium policies	0.2	0.3	0.2	0.3
Total direct premium yield	38.2	39.1	38.2	38.8
Ceded premiums earned, net of profit commission and assumed premiums (2)	(5.9)	(5.7)	(5.6)	(5.6)
Net premium yield	32.3	33.4	32.6	33.2
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps for both the nine months ended September 30, 2025 and September 30, 2024.

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

MGIC Investment Corporation - Q3 2025 | 45

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

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the transactions.

The following table provides information related to our QSR Transactions for the presented periods.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024

Ceded premiums written and earned, net of profit commission	$31,974	$27,785	$90,018	$83,143
% of direct premiums written	11%	10%	11%	10%
% of direct premiums earned	11%	10%	11%	10%
Profit commission	$32,622	$28,620	$93,616	$80,505
Ceding commissions	$12,919	$11,281	$36,727	$32,730
Ceded losses incurred	$6,136	$3,973	$16,525	$14,456

	As of September 30,
Mortgage insurance portfolio:	2025	2024
Ceded RIF ($ in millions)
2021 QSR	3,951	5,371
2022 QSR	3,902	4,367
2023 QSR	1,924	2,203
2024 QSR	3,302	2,602
2025 QSR	3,711	N/A
Credit Union QSR	3,117	2,771
Total ceded RIF	$19,907	$17,314

The increase in profit commission for the three and nine months ended September 30, 2025, was primarily driven by an increase in the percentage of our IIF covered by the QSR Transactions as discussed below. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

We executed a 40% QSR transaction with a group of unaffiliated reinsurers covering eligible NIW in 2026. We have agreed to terms on a 40% QSR Transaction with a group of unaffiliated reinsurers covering eligible NIW in 2027. Additionally, we have amended the terms on our 2022 quota share reinsurance transaction with certain participants from the existing reinsurance panel. The quota share cede rate will decrease from 30% to 28%, effective December 31, 2025.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

MGIC Investment Corporation - Q3 2025 | 46

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NIW subject to QSR Transactions	88.2%	87.0%	87.7%	87.1%
New Risk Written subject to QSR Transactions	93.4%	92.8%	93.3%	92.9%
IIF subject to QSR Transactions	72.6%	66.3%	72.6%	66.3%
RIF subject to QSR Transactions	75.8%	69.7%	75.8%	69.7%

The increase in IIF and RIF subject to QSR Transactions was primarily due to an increase in active QSR Transactions as of September 30, 2025 when compared with September 30, 2024.

As of September 30, 2025, the weighted average coverage percentage of our QSR transactions was 33% based on RIF.

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

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). As of September 30, 2025 our Home Re Transactions provided $620.8 million of loss coverage on a portfolio of policies having an in force date from August 1, 2020 through December 31, 2021, and from June 1, 2022 through August 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions, as of September 30, 2025, are presented in the table below. The table below excludes the 2025 Traditional XOL which is still within its contractual fill-up period covering policies in force from January 1, 2025 through December 31, 2025.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2024 Traditional XOL	2.67%	6.67%	2.89%	7.22%	$180,046
2023 Traditional XOL	2.91%	6.91%	3.57%	7.25%	68,933
2022 Traditional XOL	2.60%	7.10%	3.21%	7.44%	99,936
2020 Traditional XOL	0.75%	3.50%	0.87%	4.04%	240,962
Home Re 2023-1	3.00%	6.75%	3.67%	7.25%	219,682
Home Re 2022-1	2.75%	6.75%	4.37%	7.50%	181,004
Home Re 2021-2	2.10%	6.50%	4.73%	7.26%	72,999
Home Re 2021-1	2.25%	6.50%	6.28%	7.55%	—
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

In June of 2025, we executed two XOL Transactions which provide up to $160 million and $184 million of reinsurance coverage on NIW in 2025 and 2026, respectively. In October 2025, we agreed to terms on an XOL Transaction effective December 1, 2025, which provides $250 million of reinsurance coverage on NIW from 2021.

Ceded premiums on our XOL Transactions were $16.2 million and $46.3 million, respectively, for the three and nine months ended September 30, 2025, and $16.9 million and $49.6 million, respectively, for the three and nine months ended September 30, 2024.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

MGIC Investment Corporation - Q3 2025 | 47

Investment income
Comparative quarterly results
Net investment income in the three months ended September 30, 2025 and 2024 was $62.2 million and $62.1 million, respectively. Net investment income for the nine months ended September 30, 2025 and 2024 was $184.6 million and $183.3 million, respectively.

Losses and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	% Change	2025	2024	% Change
Losses incurred, net	$10,928	$(9,842)	N/M	$17,684	$(23,559)	N/M
Amortization of deferred policy acquisition costs	1,830	2,323	(21)	5,225	6,482	(19)
Other underwriting and operating expenses, net	47,780	50,967	(6)	149,540	162,660	(8)
Interest expense	8,906	8,905	0	26,704	26,703	0
Total losses and expenses	$69,444	$52,353	33	$199,153	$172,286	16

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

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other disasters may adversely impact our results of operations and financial condition". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of September 30, 2025 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Comparative quarterly and year to date results
Losses incurred, net increased $20.8 million and $41.2 million for the three and nine months ended September 30, 2025 compared with the same periods in the prior year. The following table details the financial impact of the significant components of losses incurred for the periods indicated.

Composition of losses incurred
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Current year / New notices	$43,069	$55,764	$154,162	$158,317
Prior year reserve development	(32,141)	(65,606)	(136,478)	(181,876)
Losses incurred, net	$10,928	$(9,842)	$17,684	$(23,559)
Loss Ratio	4.5%	(7.5)%	2.4%	(2.8)%

MGIC Investment Corporation - Q3 2025 | 48

The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and nine months ended September 30, 2025 and 2024 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Delinquency inventory at beginning of period	24,444	23,370	26,791	25,650
New notices	13,582	13,679	38,517	37,300
Cures	(11,814)	(11,591)	(38,383)	(36,691)
Paid claims	(359)	(347)	(1,012)	(1,012)
Rescissions and denials	(18)	(22)	(78)	(57)
Other items removed from inventory	(88)	—	(88)	(101)
Delinquency inventory at end of period	25,747	25,089	25,747	25,089

New notice activity
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three and nine months ended and as of:
September 30, 2025
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Nine Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	656	2,011	1,560	15
2005-2008	2,156	6,248	4,967	15
2009-2015	322	982	768	10
2016	250	886	562	8
2017	517	1,573	1,009	7
2018	709	1,995	1,391	7
2019	688	2,075	1,341	7
2020	1,303	3,672	2,171	6
2021	2,586	7,341	4,563	6
2022	2,149	6,020	3,965	6
2023	1,047	2,932	1,856	6
2024	995	2,488	1,406	4
2025	204	294	188	3
Total	13,582	38,517	25,747	8
Claim rate on new notices (1)	7.5%

MGIC Investment Corporation - Q3 2025 | 49

September 30, 2024
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Nine Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	821	2,330	1,836	16
2005-2008	2,546	7,377	6,021	16
2009-2015	493	1,480	1,042	10
2016	409	1,192	771	8
2017	648	1,853	1,173	8
2018	846	2,270	1,583	7
2019	763	2,225	1,398	7
2020	1,404	3,889	2,284	6
2021	2,680	7,267	4,277	6
2022	2,022	5,262	3,426	5
2023	802	1,859	1,071	4
2024	245	296	207	3
Total	13,679	37,300	25,089	9
Claim rate on new notices (1)	7.5%

(1) Claim rate at the time new delinquency notices are received.

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

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

The majority of loans insured prior to 2014 (which represent 26% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2025	55,846	39,689	71.1%	30
Q2 2025	50,411	36,536	72.5%	30
Q1 2025	55,297	38,826	70.2%	34
Q4 2024	51,368	34,042	66.3%	35
Q3 2024	47,779	27,249	57.0%	34
Q2 2024	49,623	30,578	61.6%	36
Q1 2024	45,284	28,267	62.4%	40

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

MGIC Investment Corporation - Q3 2025 | 50

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
	September 30, 2025	December 31, 2024	September 30, 2024
3 months or less	9,817	10,352	9,621
4-11 months	8,858	9,281	8,339
12 months or more (1)	7,072	7,158	7,129
Total	25,747	26,791	25,089
3 months or less	38%	38%	38%
4-11 months	34%	35%	33%
12 months or more	28%	27%	29%
Total	100%	100%	100%
(1)Approximately 23%, 27%, and 29% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively.

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

Primary delinquency inventory - number of payments delinquent
	September 30, 2025	December 31, 2024	September 30, 2024
3 payments or less	13,406	14,135	13,096
4-11 payments	8,122	8,392	7,629
12 payments or more (1)	4,219	4,264	4,364
Total	25,747	26,791	25,089

3 payments or less	52%	53%	52%
4-11 payments	32%	31%	31%
12 payments or more	16%	16%	17%
Total	100%	100%	100%
(1)Approximately 18%, 25%, and 27% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and nine months ended September 30, 2025 were consistent with the same periods in the prior year. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2025 and 2024.

Net losses and LAE paid
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Direct primary (excluding settlements)	$14	$9	$39	$29
NPL settlements	1	—	1	1
Reinsurance	(2)	(1)	(6)	(2)
LAE and other	1	2	4	6
Net losses and LAE paid	$14	$10	$38	$34

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

MGIC Investment Corporation - Q3 2025 | 51

Loss reserves
The gross reserves at September 30, 2025, December 31, 2024, and September 30, 2024 appear in the table below.

Gross reserves
	September 30, 2025	December 31, 2024	September 30, 2024
Primary (in millions):
Direct case loss reserves	$392	$402	$406
Direct IBNR and LAE reserves	58	58	51
Total primary direct loss reserves	$450	$460	$457

Ending delinquent inventory (count based)	25,747	26,791	25,089
Percentage of loans delinquent (delinquency rate)	2.32%	2.40%	2.24%
Average total primary loss reserves per delinquency	$17,462	$17,159	$18,232
Primary claims received inventory included in ending delinquent inventory (count based)	333	319	299

The primary delinquency inventory for the top 15 jurisdictions (based on September 30, 2025 delinquency inventory) at September 30, 2025, December 31, 2024 and September 30, 2024 appears in the following table.

Primary delinquency inventory by jurisdiction
	September 30, 2025	December 31, 2024	September 30, 2024
Florida *	2,177	2,648	2,022
Texas	2,116	2,207	2,157
Illinois *	1,680	1,762	1,662
California	1,523	1,499	1,368
Pennsylvania *	1,435	1,504	1,431
Ohio *	1,231	1,268	1,174
New York *	1,225	1,229	1,238
Michigan	1,218	1,231	1,144
Georgia	966	1,025	922
New Jersey *	791	753	754
North Carolina	742	880	746
Maryland	681	655	658
Indiana *	673	690	660
Minnesota	601	616	566
Arizona	535	458	439
All other jurisdictions	8,153	8,366	8,148
Total	25,747	26,791	25,089
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average RIF on delinquent loans at September 30, 2025, December 31, 2024 and September 30, 2024 for the top 5 jurisdictions (based on the September 30, 2025 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	September 30, 2025	December 31, 2024	September 30, 2024
Florida	$72,048	$70,377	$66,157
Texas	67,269	63,943	63,505
Illinois	48,003	46,311	45,848
California	115,200	109,226	108,058
Pennsylvania	46,655	45,227	45,567
All other jurisdictions	59,051	56,525	55,248
All jurisdictions	$62,735	$60,148	$58,538
The primary average RIF on all loans was $72,480, $70,475, and $69,658 at September 30, 2025, December 31, 2024, and September 30, 2024, respectively.

MGIC Investment Corporation - Q3 2025 | 52

The primary delinquency inventory by policy year at September 30, 2025, December 31, 2024 and September 30, 2024 appears in the following table.

Primary delinquency inventory by policy year
	September 30, 2025	December 31, 2024	September 30, 2024
Policy year:
2004 and prior	1,560	1,793	1,836
2004 and prior %	6%	7%	7%
2005 - 2008	4,967	5,857	6,021
2005 - 2008%	19%	22%	24%
2009 - 2015	768	976	1,042
2009 - 2015%	3%	3%	4%
2016	562	772	771
2017	1,009	1,205	1,173
2018	1,391	1,628	1,583
2019	1,341	1,505	1,398
2020	2,171	2,421	2,284
2021	4,563	4,796	4,277
2022	3,965	3,803	3,426
2023	1,856	1,464	1,071
2024	1,406	571	207
2025	188	—	—
2016 and later %	72%	68%	65%

Total	25,747	26,791	25,089
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2025, 58% of our primary RIF was written subsequent to December 31, 2021, 79% of our primary RIF was written subsequent to December 31, 2020, and 90% of our primary RIF was written subsequent to December 31, 2019.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, outside service expenses, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and nine months ended September 30, 2025 were $47.8 million and $149.5 million, respectively, compared with $51.0 million and $162.7 million for the three and nine months ended September 30, 2024. The decrease in underwriting and other expenses, net for the nine months ended September 30, 2025 compared with the same period in the prior year was primarily due to a decrease in employee costs. See Note 15 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Underwriting expense ratio	21.1%	22.4%	21.9%	23.7%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC to net premiums written. The underwriting expense ratio for the three and nine months ended September 30, 2025, decreased compared with the same period in the prior year primarily due to a decrease in underwriting and other expenses, net, and an increase in net premiums written.

MGIC Investment Corporation - Q3 2025 | 53

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Income before tax	$235,061	$254,296	$715,831	$734,001
Provision for income taxes	$43,966	$54,327	$146,794	$155,707
Effective tax rate	18.7%	21.4%	20.5%	21.2%
The decrease in our effective tax rate for the three months ended September 30, 2025 was driven by the tax benefit recognized on our purchase of transferable federal tax credits.

Our effective tax rate for the nine months ended September 30, 2025 and 2024 approximated the statutory tax rate of 21%. We expect a modest decrease in our effective tax rate for the remainder of 2025 compared with 2024 due to purchases of transferable federal tax credits.

MGIC Investment Corporation - Q3 2025 | 54

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2024.

Consolidated balance sheets - Assets

($ in thousands)	September 30, 2025	December 31, 2024	% Change
Investments	$5,884,989	$5,867,560	0
Cash and cash equivalents	266,901	229,485	16
Reinsurance recoverable on loss reserves (1)	57,565	47,281	22
Deferred incomes taxes, net	59,486	69,875	(15)
Other assets	356,702	333,034	7
Total Assets	$6,625,643	$6,547,235	1
(1) See "Liabilities and Equity" section below for further discussion.

Investments - Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities. The average duration and investment yield of our investment portfolio as of September 30, 2025 and December 31, 2024 are shown in the table below.

Portfolio duration and embedded investment yield
	September 30, 2025	December 31, 2024
Effective duration (in years)	4.1	3.9
Pre-tax yield (1)	4.0%	4.0%
After-tax yield (1)	3.2%	3.2%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of September 30, 2025 and December 31, 2024 are shown in the table below.

Fixed income security ratings
Security Ratings (1)	September 30, 2025	December 31, 2024
AAA	10%	10%
AA	36%	34%
A	36%	36%
BBB	18%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Cash and cash equivalents - Our cash and cash equivalents balance increased to $266.9 million as of September 30, 2025, from $229.5 million as of December 31, 2024, as net cash generated by operating and investing activities was only partially offset by cash used in financing activities.

Deferred income taxes, net - Our net deferred tax asset was $59.5 million and $69.9 million at September 30, 2025 and December 31, 2024, respectively. The decrease to our deferred income tax asset was primarily due to the change in the fair market value of our investment portfolio and our accelerated deduction of research and experimental costs allowable under recent tax legislation. This decrease was partially offset by an increase for transferable tax credits that were purchased and deferred during the nine months ended September 30, 2025.

MGIC Investment Corporation - Q3 2025 | 55

Consolidated balance sheets - Liabilities and equity

(in thousands)	September 30, 2025	December 31, 2024	% Change
Loss reserves	$452,160	$462,662	(2)
Unearned premiums	98,527	120,360	(18)
Long-term debt	645,770	644,667	0
Federal tax credit payable	139,591	12,535	N/M
Other liabilities	116,896	134,636	(13)
Total Liabilities	$1,452,944	$1,374,860	6
Common stock	226,155	248,449	(9)
Paid-in capital	1,806,807	1,808,236	0
Accumulated other comprehensive income (loss), net of tax	(159,221)	(288,162)	45
Retained earnings	3,298,958	3,403,852	(3)
Shareholders’ equity	$5,172,699	$5,172,375	0

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $452.2 million as of September 30, 2025, from $462.7 million as of December 31, 2024. Reinsurance recoverables on loss reserves were $57.6 million and $47.3 million as of September 30, 2025 and December 31, 2024, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions. The decrease in loss reserves, net of reinsurance recoverable, is primarily due to favorable development of $136.5 million offset by loss reserves established on new notices. See Note 11 - “Loss Reserves,” to our consolidated financial statements for additional information on the composition of our loss reserves.

Unearned premiums - Our unearned premium decreased to $98.5 million as of September 30, 2025 from $120.4 million as of December 31, 2024 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Federal tax credit payable - We have purchased transferable federal tax credits from third parties. The increase to the federal tax credit payable in the nine months ended September 30, 2025, is due to amounts owed to third parties for the purchased credits.

MGIC Investment Corporation - Q3 2025 | 56

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

Summary of consolidated cash flows
	Nine Months Ended September 30,
($ in thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$622,046	$542,654
Investing activities	132,822	(122,242)
Financing activities	(717,703)	(491,447)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$37,165	$(71,035)
Net cash provided by operating activities for the nine months ended September 30, 2025 increased when compared with the same period of 2024 primarily due to a decrease in taxes paid, an increase in premiums written, and a decrease in underwriting expenses, partially offset by an increase in losses paid, net.

We also have purchase obligations totaling approximately $12.2 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $6.5 million for our purchase obligations.

Future contributions to our pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Net cash provided by investing activities for the nine months ended September 30, 2025 and 2024, primarily reflects sales and maturities of fixed income securities that exceeded purchases of fixed income securities during the period.

Net cash used in financing activities for the nine months ended September 30, 2025 and 2024, primarily reflects repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of September 30, 2025, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the terms of our indebtedness.

Liquidity analysis - holding company
As of September 30, 2025 and December 31, 2024, we had approximately $0.9 billion and $1.1 billion, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statements for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

During the nine months ended September 30, 2025 we repurchased 23.4 million shares for $592.9 million. Through October 24, 2025, we repurchased an additional 2.4 million shares for $65.7 million inclusive of commissions.

MGIC Investment Corporation - Q3 2025 | 57

We paid dividends of $0.13 to shareholders in the first and second quarters and paid a dividend of $0.15 to shareholders in the third quarter of 2025. On October 23, 2025, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.15 per share to shareholders of record on November 6, 2025. See Note 12 - “Shareholders’ Equity” to our consolidated financial statements for additional information on our share repurchase programs as well as dividends paid to shareholders.

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

Significant cash and investments inflows at our holding company during the nine months ended September 30, 2025:
•$400.0 million dividend received from MGIC,
•$78.2 million of intercompany tax receipts, and
•$25.8 million of investment income.
Significant cash outflows at our holding company during the nine months ended September 30, 2025:
•$599.5 million of net share repurchase transactions,
•$99.0 million of cash dividends paid to shareholders, and
•$34.1 million of interest payments on our outstanding debt obligation.

The net unrealized gains on our holding company investment portfolio were less than $1.0 million at September 30, 2025, and the portfolio had an effective duration of approximately 0.7 years.

The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2025, MGIC can pay $97 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the nine months ended September 30, 2025, and 2024, we made dividend payments to the holding company of $400 million and $350 million respectively. In October 2025, MGIC paid a $400 million dividend to our holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at September 30, 2025. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of September 30, 2025, MGIC’s Available Assets under the PMIERs totaled approximately $5.9 billion, an excess of approximately $2.5 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.5 billion of capital credit under the PMIERs as of September 30, 2025. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	September 30, 2025	December 31, 2024
QSR Transactions	$1,342	$1,177
Home Re Transactions	474	666
Traditional XOL Transactions	696	388
Total capital credit for Reinsurance Transactions	$2,512	$2,231

MGIC Investment Corporation - Q3 2025 | 58

The total calculated PMIERs credit for risk ceded under our XOL Transactions are based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (See Note 1 - “Nature of Business and Basis of Presentation”.)

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets increases as the number of payments missed on a delinquent loan increases. Refer to “Overview - GSEs” and “Liquidity and Capital Resources - Capitalization” of this MD&A and our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility” for further discussion of PMIERs.

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
($ in millions)	September 30, 2025	December 31, 2024
RIF - net (1)	$57,959	$58,213
Statutory policyholders’ surplus	1,075	973
Statutory contingency loss reserve	4,905	4,833
Statutory policyholders’ position	$5,980	$5,806
Risk-to-capital	9.7:1	10.0:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.7 billion at September 30, 2025 and $1.8 billion at December 31, 2024) for which loss reserves have been established.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our Risk Factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings
Financial strength ratings are published by third-party rating agencies as an independent opinion of an insurer’s financial strength and ability to meet ongoing insurance and contract obligations. The financial strength ratings for MGIC and MAC through the date of this filing are listed below:

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	A2	Stable
Standard and Poor’s Rating Services	A-	Positive
A.M. Best	A	Stable

MAC financial strength ratings
Rating Agency	Rating	Outlook
Standard and Poor's Rating Services	A-	Stable
A.M. Best	A	Stable

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MGIC Investment Corporation - Q3 2025 | 59

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

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2025, the effective duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

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

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2025 | 60

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

Item 1 A. Risk Factors
As of September 30, 2025, there have been no material changes in our Risk Factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors in the 10-K, as supplemented on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended September 30, 2025.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
July 1, 2025	July 31, 2025	3,500,858	$25.92	3,500,858	$711,423,745
August 1, 2025	August 31, 2025	1,741,700	27.29	1,741,700	663,885,571
September 1, 2025	September 30, 2025	1,752,655	28.31	1,752,655	614,274,893
		6,995,213	$26.86	6,995,213

(1)In April 2025, our Board of Directors approved a share repurchase program, authorizing us to purchase up to $750 million of common stock prior to December 31, 2027. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Item 5. Other Information
During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1 of the Exchange Act) or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

MGIC Investment Corporation - Q3 2025 | 61

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
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, and through updating of various statistical and other information †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2025 | 62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 29, 2025.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2025 | 63