Form 10-K
period 2025-12-31
MGIC INVESTMENT CORP
filed 2026-02-25
CIK 876437

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue
Milwaukee,	Wisconsin	53202
(Address of principal executive offices)		(Zip Code)
(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1 per share	MTG	New York Stock Exchange

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

MGIC Investment Corporation 2025 Form 10-K | 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. : Approximately $6.3 billion*

* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 20, 2026, there were 214,953,360 shares of common stock of the registrant, par value $1.00 per share, outstanding.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2026 Annual Meeting of Shareholders, provided such Proxy Statement is filed within 120 days after December 31, 2025. If not so filed, the information provided in Items 10 through 14 of Part III will be included in an amended Form 10-K filed within such 120 day period.
Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

MGIC Investment Corporation 2025 Form 10-K | 2

MGIC Investment Corporation 2025 Form 10-K | 3

Glossary of terms and acronyms

/ A
ARMs
Adjustable rate mortgages

ABS
Asset-backed securities

Annual Persistency
The percentage of our insurance remaining in force from one year prior.

ASC
Accounting Standards Codification

Available Assets
Assets, as designated under the PMIERs, that are readily available to pay claims, and include the most liquid investments.

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

CRT
Credit risk transfer. The transfer of a portion of mortgage credit risk to the private sector through different forms of transactions and structures.

/ D
DAC
Deferred insurance policy acquisition costs

Debt-to-income ("DTI") ratio
The ratio, expressed as a percentage, of a borrower's total debt payments to gross income.

Delinquent Loan
A loan that is past due on a mortgage payment. A delinquent loan is typically reported to us by servicers when the loan has missed two or more payments. A loan will continue to be reported as delinquent until it becomes current or a claim payment has been made. A delinquent loan is also referred to as a default.

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

MGIC Investment Corporation 2025 Form 10-K | 4

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
Homeowners Protection Act

/ I
IBNR Reserves
Loss reserves established on loans we estimate are delinquent, but for which the delinquency has not been reported to us

IIF
Insurance in force is the unpaid principal balance, either reported to us by mortgage servicers or estimated by us, for the loans we insure.

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

Long-term debt:

5.25% Notes
5.25% Senior Notes due on August 15, 2028, with interest payable semi-annually on February 15 and August 15 of each year.

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

MGIC Investment Corporation 2025 Form 10-K | 5

/ N
N/A
Not applicable for the period presented

NAIC
The National Association of Insurance Commissioners

NIW
New Insurance Written, is the aggregate original principal amount of the mortgages that are insured during a period.

N/M
Data, or calculation, deemed not meaningful for the period presented

NPL Settlement
The commutation of coverage on non-performing loans, which are delinquent loans, at any stage in their delinquency.

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

Primary Insurance
Insurance that provides mortgage default protection on individual loans

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
TILA
Truth in Lending Act

Traditional XOL Transaction
Excess-of-loss reinsurance transaction with a group of unaffiliated reinsurers

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of other underwriting and operating expenses, net and amortization of DAC to net premiums written

Underwriting profit
Net premiums earned minus losses incurred, net and other underwriting and operating expenses, net

USDA
U.S. Department of Agriculture
/ V

VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation 2025 Form 10-K | 6

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions

MGIC Investment Corporation 2025 Form 10-K | 7

Item 1. Business
See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report.

A. General
We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance, other mortgage credit risk management solutions, and ancillary services. In 2025, our total revenues were $1.2 billion and our primary NIW was $60.2 billion. As of December 31, 2025, our direct primary IIF was $303.1 billion and our direct primary RIF was $81.2 billion. For further information about our results of operations, see our consolidated financial statements in Item 8 and our MD&A in Item 7. As of December 31, 2025, our principal mortgage insurance subsidiary, MGIC, was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. During 2025, we wrote new insurance in each of those jurisdictions.
2026 Business Strategies
Our business strategies are to 1) maximize the value we create through our mortgage credit enhancement activities; 2) differentiate ourselves through our customer experience; 3) advance our competitive advantage through our digital and analytical capabilities; 4) excel at acquiring, managing and distributing mortgage credit risk and the related capital; 5) maintain financial strength through economic cycles; and 6) foster an environment that attracts and retains the best talent and positions our people to succeed.
2025 Accomplishments
Following are several of our 2025 accomplishments that furthered our business strategies.
•Earned $738 million of net income ($3.14 per diluted share) for the year, compared to $763 million ($2.89 per diluted share) in 2024.
•Paid $800 million of cash dividends from MGIC to our holding company, a 7% increase from the $750 million paid in 2024.
•Maintained financial strength and capital flexibility while returning approximately $915 million in capital to shareholders:
▪Ended 2025 with $1.1 billion of cash and investments at the holding company.
▪Repurchased 12% of our shares outstanding at the beginning of the year.
▪Paid shareholder dividends of $0.56 per share, a 14% increase from the $0.49 per share in 2024.
▪MGIC's Financial Strength Rating was upgraded by Moody's from A3 to A2. Additionally, S&P revised its outlook to positive from stable on MGIC Investment Corporation and its core operating subsidiaries, including MGIC.
•Further expanded our reinsurance program by executing reinsurance transactions that provide protection from losses for both our existing and future NIW. We also renegotiated a seasoned reinsurance transaction to recapture attractive risk and reduce future ceded premium. These transactions enhance our risk management practices and diversify our sources of capital.
•Sustainably reduced operating expenses through streamlining operations, changing processes and workflow optimization. Total underwriting and other expenses, net decreased 8% in 2025 when compared with 2024.
•Retired legacy data platforms, and identified and established a new environment for MI operations technology.
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
It is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. Congress and executive branch officials have periodically proposed various plans for the reform of the GSEs, including through privatization and/or termination of FHFA's conservatorship. Some reforms would require Congressional action

MGIC Investment Corporation 2025 Form 10-K | 8

to implement and it is difficult to estimate when any action would be final and how long any associated phase-in period may last. The timing and impact on our business of any potential reforms is uncertain.
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
The COVID-19 pandemic had a material impact on our 2020 financial results. The increased level of unemployment and economic uncertainty resulted in an increase in our delinquency inventory for which we recorded increased loss reserves. Over time, our mortgage delinquency inventory decreased and has largely returned to the levels seen immediately before the onset of the pandemic. The decline in the delinquency inventory in the years immediately following the COVID-19 pandemic, resulted in favorable loss reserve development and resulted in decreased losses incurred and increased net income. More recently, the level of new notices and our delinquency rate are normalizing and are similar to the years prior to the onset of COVID-19.
In 2025, $311 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $299 billion in 2024, and $284 billion in 2023.
For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA, VA and USDA. The publication Inside Mortgage Finance estimates that in 2025, the FHA accounted for 34.3% of low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 33.5% in 2024 and 33.2% in 2023. Since 2012, the FHA’s market share has been as low as 23.4% (2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances.
Inside Mortgage Finance estimates that in 2025, the VA accounted for 26.8% of all low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 24.5% in 2024 and 21.5% in 2023. Since 2012, the VA's market share has been as high as 30.9% (in 2020). The VA's 2023 market share was the lowest since 2013 (22.8%). The VA program offers 100% LTV loans for qualifying borrowers.
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
In addition to being subject to the requirements and practices of the GSEs, private mortgage insurers are subject to comprehensive, detailed regulation by state insurance departments. The insurance laws of 16 jurisdictions, including Wisconsin, MGIC's domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order

MGIC Investment Corporation 2025 Form 10-K | 9

for the mortgage insurer to continue to write new business. Additionally, in 2023 a revised Mortgage Guaranty Insurance Model Act was adopted by the NAIC. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. Wisconsin, where MGIC is domiciled, has begun the process to replace current mortgage insurance regulations with the Model Act; however it is expected that modifications will be made before formal adoption.

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

Forward Looking Statements and Risk Factors
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

MGIC Investment Corporation 2025 Form 10-K | 10

B. Our Products and Services
Mortgage Insurance
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

References in this document to amounts of insurance written or in force, risk written or risk in force, and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. Our NIW was $60.2 billion in 2025, compared to $55.7 billion in 2024 and $46.1 billion in 2023. The increase for the year ended December 31, 2025 reflects a higher expected market position compared with the same period in the prior year.
The following table shows, on a direct basis, our primary IIF and primary RIF as of December 31 for the years indicated.

Primary Insurance and Risk in Force
(In billions)	2025	2024	2023
Primary IIF	$303.1	$295.4	$293.5
Primary RIF	81.2	78.8	77.2

For loans sold to a GSE, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2025, a substantial majority of our volume was on loans with GSE standard or higher coverage.
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

MGIC Investment Corporation 2025 Form 10-K | 11

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
The percentage of NIW on loans representing refinances was 9% for 2025, compared with 4% for 2024 and 2% for 2023. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be NIW. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and NIW. When a lender and borrower modify a loan rather than replace it with a new one or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans are not included in our NIW.
In addition to varying with the coverage percentage, our premium rates for insurance have varied depending upon the perceived risk of a claim on the insured loan and thus take into account the LTV ratio, the borrower’s credit score and DTI ratio, the number of borrowers, the property location, the mortgage term and whether the property is the borrower’s primary residence, among other things. In recent years, the mortgage insurance industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i)"risk based pricing systems" that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans pursuant to which rates may be available to customers for a defined period of time.

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
During 2025, 2024 and 2023, the monthly premium plan represented approximately 97%, 98% and 96%, respectively, of our NIW. The single premium plan represented approximately 3%, 2% and 4%, respectively. The annual premium plan represented less than 1% of NIW in each of those years. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
CRT Programs
In connection with the GSEs' credit risk transfer programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. The amount of risk associated with these transactions was approximately $482 million and $392 million as of December 31, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation 2025 Form 10-K | 12

Mortgage Insurance Portfolio
Geographic Dispersion
The following tables reflect the percentage of primary RIF in the top 10 jurisdictions and top 10 metropolitan statistical areas at December 31, 2025.

Top 10 Jurisdictions – RIF

California	9.0%
Texas	8.0%
Florida	6.8%
Pennsylvania	5.2%
Illinois	4.0%
New York	3.7%
Virginia	3.6%
Ohio	3.5%
North Carolina	3.3%
Maryland	3.3%
Total	50.4%

Top 10 Metropolitan-Based Statistical Areas – RIF

New York-Newark-Jersey City	4.0%
Washington-Arlington-Alexandria	3.8%
Chicago-Naperville-Elgin	3.0%
Dallas-Fort Worth-Arlington	2.7%
Philadelphia-Camden-Wilmington	2.6%
Atlanta-Sandy Springs-Roswell	2.3%
Los Angeles-Long Beach-Anaheim	2.3%
Houston-Pasadena-The Woodlands	2.0%
Phoenix-Mesa-Chandler	1.9%
Minneapolis-St. Paul-Bloomington	1.9%
Total	26.5%
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

Characteristics of Primary Risk in Force

	December 31, 2025	December 31, 2024
Primary RIF (In billions):	$81.2	$78.8
Loan-to-Value Ratios:
95.01% and above	17.5%	16.6%
90.01 - 95.00%	53.8%	53.1%
85.01 - 90.00%	25.2%	26.5%
80.01 - 85.00%	3.3%	3.5%
80% and below	0.2%	0.3%
Total	100.0%	100.0%
Debt-to-Income Ratios:
45.01% and above	21.5%	19.8%
38.01% - 45.00%	31.9%	32.0%
38% and below	46.6%	48.2%
Total	100.0%	100.0%
Loan Type:
Fixed(1)	99.6%	99.6%
ARMs(2)	0.4%	0.4%
Total	100.0%	100.0%
Original Insured Loan Amount:(3)
Conforming loan limit and below	97.8%	97.6%
Non-conforming	2.2%	2.4%
Total	100.0%	100.0%
Mortgage Term:
15-years and under	0.5%	0.5%
Over 15 years	99.5%	99.5%
Total	100.0%	100.0%

MGIC Investment Corporation 2025 Form 10-K | 13

Characteristics of Primary Risk in Force

	December 31, 2025	December 31, 2024
Property Type:
Single-family detached	86.9%	86.6%
Condominium/Townhouse/Other attached	12.0%	12.5%
Other(4)	1.1%	0.9%
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	98.5%	98.3%
Second home	1.4%	1.6%
Investor property	0.1%	0.1%
Total	100.0%	100.0%
Documentation:
Full documentation	99.5%	99.4%
Reduced:(5)
Stated	0.4%	0.5%
No	0.1%	0.1%
Total	100.0%	100.0%

FICO Score:(6)
760 and greater	44.7%	43.9%
740 - 759	18.0%	18.0%
720 - 739	14.2%	14.2%
700 - 719	10.4%	10.6%
680 - 699	6.7%	7.0%
660 - 679	3.1%	3.1%
640 - 659	1.5%	1.6%
639 and less	1.4%	1.6%
Total	100.0%	100.0%
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
(2)Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at each of December 31, 2025 and 2024, represented 0.1% of primary RIF. As indicated in note (1), does not include ARMs in which the initial interest rate is fixed for at least five years. For both December 31, 2025 and 2024, ARMs with LTV ratios in excess of 90% represented 0.1%, of primary RIF, respectively.
(3)Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs will purchase. The conforming loan limit for one unit properties was $766,550 for 2024, $806,500 for 2025. The limit for high cost communities has been higher and was $1,149,825 in 2024 compared with $1,209,750 in 2025. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
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
(6)Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for NIW in 2025 was 748 compared to 747 in 2024. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

MGIC Investment Corporation 2025 Form 10-K | 14

Customers
Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written and as a result are our customers. To obtain primary insurance from us, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our largest customer accounted for approximately 11% and 10% of our direct earned premiums in 2025 and 2024, respectively. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, or our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments). Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

Sales and Marketing and Competition
Sales and Marketing
Our employees sell our insurance products throughout the United States, Puerto Rico, and Guam.

Competition
Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase PMI. We and other private mortgage insurers compete directly with federal and state government and quasi-governmental agencies, principally the FHA and the VA. The FHA, VA and USDA sponsor government-backed mortgage insurance programs, and it is estimated that during 2025, they accounted for a combined approximately 62.0% of the total low down payment residential mortgages which were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 58.9% in 2024. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.

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
The U.S. PMI industry currently consists of six active mortgage insurers and their affiliates, including MGIC. Our market share (as measured by NIW) was 19.4% in 2025, compared to 18.6% in 2024. (source: Inside Mortgage Finance).
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

In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, enterprise risk management and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time. At the time that this annual report was finalized, the financial strength of MGIC was rated A (with a stable outlook) by A.M. Best, A2 (with a stable outlook) by Moody’s Investors Service and A- (with a positive outlook) by Standard & Poor’s Global Ratings.

MGIC Investment Corporation 2025 Form 10-K | 15

C. Risk Management
Enterprise Risk Management
The Company has an enterprise risk management (“ERM”) framework that it believes is commensurate with the size, nature and complexity of the Company’s business activities and strategies. Among the key objectives of the ERM framework are to have a clear and well documented shared understanding, by senior management and the Board, of the Company’s risk management philosophy and overall appetite for risk. The framework also aims to establish mechanisms for appropriate monitoring, management and reporting.
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

The Board implements its risk oversight function as a whole and through delegation to its Committees which meet regularly and report back to the full Board. The Risk Management Committee coordinates with the Board and other Board Committees regarding the assignment to the Board and Committees of oversight responsibilities for risks considered to have the greatest potential to materially impact the Company's ability to accomplish its strategic goals. Each Committee's charter describes its principal responsibilities, including its oversight responsibility for applicable key risks, including:
•Risk Management Committee: Administration of the ERM framework and the management of key risks by the Company's Management team. Key risks for which the Risk Management Committee is responsible include those related to pricing, underwriting, and model risk, which includes risks related to artificial intelligence.
•Management Development, Nominating and Governance Committee: Executive compensation, succession planning, board composition, and corporate governance matters.
•Securities Investment Committee: Risks related to the Company's investment portfolio, such as market risk and liquidity risk, as well as capital structure, access to capital and credit rating matters.
•Audit Committee: Operational, legal and reserving risks, as well as disclosure controls and procedures relating to the Company's financial reports.
•Business Transformation and Technology Committee: Technology and cybersecurity risk
Corporate Sustainability Risk Governance
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

Risk Identification and Assessment
On a regular basis, the Company monitors key risks with a focus on identifying risks or changes to risks with the greatest impact on the Company's ability to accomplish its strategic goals. In addition to the ongoing monitoring, the Company also identifies key risks in a bottom-up process facilitated through discussions during an annual compliance month forum with co-workers designated as "compliance coordinators" across a number of business functions. The outcomes of the discussions are presented to the Board's Audit Committee.

MGIC Investment Corporation 2025 Form 10-K | 16

Risk Reporting and Communication
The Company's Risk Management and Finance departments produce various analyses, reports and key risk indicators (“KRIs”) that are reported to the SMOC, the Risk Management Committee and the Board quarterly.  For our largest risk exposure, pricing and underwriting for mortgage credit risk, these KRIs include risk factors for the Company’s NIW, IIF, quality control and claim activity, and the quarterly reports include performance monitoring. Each of the other Board Committees also receive regular reporting concerning the risks they oversee.

Although the Company has in place the ERM framework discussed above, it may not be effective in identifying, or adequate in controlling or mitigating, the risks we face. For more information, see our risk factor titled "If our risk management programs are not effective in identifying, controlling or mitigating, the risks we face, or if the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition" in Item 1A.
Pricing / Underwriting Risk
We believe that pricing/underwriting risk for mortgage insurance is materially affected by:
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

We believe that, excluding other factors, claim incidence increases:
•during periods of national or regional economic contraction and home price depreciation, compared to periods of economic expansion and home price appreciation;
•for loans to borrowers with lower credit scores compared to loans to borrowers with higher credit scores;
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

MGIC Investment Corporation 2025 Form 10-K | 17

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

The following table shows the number of insured primary loans, the related number of delinquent loans, the percentage of loans delinquent (delinquency rate), and claims received inventory as of December 31, 2023-2025.

Delinquency Statistics for the MGIC Book

	December 31,
	2025	2024	2023
Primary Insurance:
Insured loans in force	1,112,727	1,118,308	1,139,796
Delinquent inventory	27,072	26,791	25,650
Percentage of loans delinquent (delinquency rate)	2.43%	2.40%	2.25%
Delinquent loans in our claims received inventory	398	319	302

Different geographical areas may experience different delinquency rates due to varying localized economic conditions from year to year and the amount of time it takes for foreclosures to be completed for uncured delinquencies. The primary delinquency rate for the top 15 jurisdictions (based on December 31, 2025 delinquency inventory) as of December 31, 2025, 2024, and 2023 appears in the table below.

Primary Delinquency Rate by Jurisdiction

	2025	2024	2023
Florida *	3.2%	3.7%	2.8%
Texas	2.7%	2.6%	2.5%
Illinois *	3.0%	2.9%	2.7%
California	2.7%	2.5%	2.3%
Pennsylvania *	2.2%	2.2%	2.1%
Michigan	2.6%	2.5%	2.3%
Ohio *	2.3%	2.3%	2.2%
New York *	3.0%	3.1%	3.4%
Georgia	3.0%	2.9%	2.5%
Maryland	2.7%	2.2%	2.3%
New Jersey *	2.7%	2.5%	2.6%
North Carolina	2.1%	2.3%	1.7%
Indiana	2.5%	2.7%	2.5%
Minnesota	2.0%	1.8%	1.6%
Virginia	1.7%	1.5%	1.4%
All other jurisdictions	2.1%	2.1%	2.1%

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation 2025 Form 10-K | 18

The primary delinquency inventory in those same jurisdictions at December 31, 2025 and 2024 appears in “Management’s Discussion and Analysis – Consolidated Results of Operations – Loss Reserves,” in Item 7.

Claims
Claims result from delinquencies that are not cured. Whether a claim results from an uncured delinquency depends, in large part, on the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the delinquency and the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage. Various factors affect the frequency and size of claims, or “severity, including the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts, local home prices, employment levels, and interest rates. If a delinquency results in a paid claim, any renewal premiums collected to insure the loan for the time period following the last paid installment is returned to the servicer along with the claim payment. For information about our primary average claim paid, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Net Losses and LAE Paid,” in Item 7.

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

The majority of loans we insured prior to 2014 (which represent 24% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of accumulated interest that an insured may include in a claim. Under our current master policy terms, an insured can include accumulated interest only for the first three years the loan is delinquent.

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

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Claims received are generally lower during the first two years following issuance of coverage on a loan. The highest level of claim activity has typically occurred in the third and fourth years after the year of loan origination. Thereafter, the number of claims received has typically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or home price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the typical pattern for other loans. Annual Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. As of December 31, 2025, 44% of our primary RIF was written subsequent to December 31, 2022, 61% of our primary RIF was written subsequent to December 31, 2021, and 80% of our primary RIF was written subsequent to December 31, 2020. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Loss Mitigation
Before paying a claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. Our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us "curtailments.” In each of 2025 and 2024, curtailments reduced our average claim paid by approximately 5.3% and 4.7%, respectively.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims as “rescissions” and variations of this term. The circumstances in which we are entitled to rescind coverage narrowed under more restrictive policy terms beginning in 2012. As a result of revised PMIERs requirements, we have revised our master policy effective for new insurance written beginning March 1, 2020. Our ability to rescind insurance coverage has become further limited for insurance we write under the new master policy, potentially resulting in higher losses than would be the case under our previous master policies. In recent years, an immaterial percentage of claims received during any one particular period have been resolved by rescissions.

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

MGIC Investment Corporation 2025 Form 10-K | 19

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

Our losses incurred were $48.9 million in 2025, compared with $(14.9) million and $(20.9) million in 2024 and 2023, respectively. For information about losses incurred from 2023 to 2025, including the amounts of losses incurred that are associated with delinquency notices received in the reporting year compared to losses incurred associated with delinquency notices received in prior years, see Note 8 – "Loss Reserves" to our consolidated financial statements in Item 8.

MGIC Investment Corporation 2025 Form 10-K | 20

D. Reinsurance Agreements
We have in place quota share reinsurance ("QSR") and excess of loss reinsurance ("XOL") transactions providing various amounts of coverage on our risk in force as of December 31, 2025. These transactions allow us to better manage our risk profile by reducing the amount of capital we are required to hold to comply with insurance regulatory requirements and the requirements of the GSEs' PMIERs. Our reinsurance strategy focuses on reinsuring our most recent or future NIW, while recapturing risk on attractive seasoned vintages.

Quota Share Transactions
Our QSR Transactions are with unaffiliated reinsurers. As of December 31, 2025, our QSR Transactions cover most of our insurance written from 2021 through 2025. The weighted average coverage percentage of our QSR Transactions was 32.9%, based on risk in force as of December 31, 2025.

At December 31, 2025 and 2024, approximately 73.8% and 68.2%, respectively, of our IIF was subject to QSR Transactions. In 2025 and 2024, approximately 87.2% and 86.9%, respectively, of our NIW was subject to QSR Transactions.

The structure of the QSR Transactions is a quota share of various percentages of the policies covered, with a ceding commission and a profit commission. The profit commission under our QSR Transactions varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions.

Excess of Loss Transactions
We have XOL Transactions with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL") and with unaffiliated special purpose insurers (“Home Re") transactions. Our Home Re Transactions issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). Our XOL Transactions provide reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from January 1, 2020 through December 31, 2025.

For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses in excess of the outstanding reinsurance coverage amount. The aggregate XOL reinsurance coverage decreases over a period of either 10 or 12.5 years, depending on the transaction, subject to certain conditions, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid.

The Home Re Entities financed the coverages with the proceeds of the ILNs in an aggregate amount equal to the initial reinsurance coverage amounts. Each ILN is non-recourse to any of our assets. The proceeds of the ILNs, which were deposited into reinsurance trusts for our benefit, will be the source of reinsurance claim payments to us and principal repayments on the ILNs.
Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it reduces the amount of capital we are required to retain against potential future losses for PMIERs, rating agency and insurance regulatory purposes. The calculated credit for XOL reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage, all of which fluctuate over time. PMIERs credit is haircut for the un-collateralized portion of the reinsured risk and is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. The total credit for risk ceded under our reinsurance transactions is subject to periodic review by the GSEs.
For further information about our reinsurance agreements, including the Company's early termination rights, see Note 7 – “Reinsurance,” to our consolidated financial statements in Item 8, and our risk factor titled "Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions" in Item 1A.

MGIC Investment Corporation 2025 Form 10-K | 21

E. Investment Portfolio
Policy and Strategy
As of December 31, 2025, the fair value of our investment portfolio was approximately $5.8 billion. In addition, as of December 31, 2025, our total assets included approximately $369 million of cash and cash equivalents. As of December 31, 2025, approximately $1.1 billion of investments and cash and cash equivalents was held by our parent company, and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2025, approximately 93% of our investment portfolio (excluding cash and cash equivalents) was managed by two external investment managers, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

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

Investment Operations
As of December 31, 2025, the sectors represented in our investment portfolio were as shown in the table below:

Investment Portfolio - Sectors

Percentage of Portfolio’s Fair Value
1. Corporate	48%
2. Tax-Exempt Municipals	7%
3. Taxable Municipals	24%
4. Asset-Backed	10%
5. U.S. government and agency debt	5%
6. GNMA and other agency mortgage-backed securities	6%
Total	100%

We have no derivative financial instruments in our investment portfolio. Securities with stated maturities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 13%, 28%, 28%, and 15%, respectively, of the total fair value of our fixed income investment securities. Asset-backed and mortgage-backed securities are not included in these maturity categories as most mortgage and asset-backed securities are not due at a single maturity date. Asset-backed securities represent 10% of the investment portfolio (CLOs represent 2%, CMBS represent 4% and other asset-backed securities represent 4%). Our pre-tax yield was 4.0%, 4.0%, and 3.7% for 2025, 2024, and 2023, respectively, and our after-tax yield was 3.2%, 3.2%, and 3.0% for 2025, 2024, and 2023, respectively.

MGIC Investment Corporation 2025 Form 10-K | 22

Our ten largest holdings at December 31, 2025 appear in the table below:

Investment Portfolio - Ten Largest Holdings

(In thousands)		Fair Value
1	Bank of America Corp	$47,982
2	Wells Fargo & Company	47,917
3	Morgan Stanley	46,525
4	JP Morgan Chase	42,391
5	Chicago Transit Authority	41,277
6	Duke Energy	40,785
7	New York NY City Transitional	37,234
8	Louisiana St & Local Gov Envrnm	34,325
9	Anaheim CA Public Funding Auth	29,017
10	Regatta VI Funding Ltd.	28,263
Total		$395,716

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
•cybersecurity;
•limits on dividends payable (for a description of limits on dividends payable to us from MGIC, see Note 13 – “Statutory Information,” to our consolidated financial statements in Item 8);
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

MGIC Investment Corporation 2025 Form 10-K | 23

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

At December 31, 2025, MGIC’s risk-to-capital ratio was 10.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion.

In August 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current PMI regulations with the Model Act; however it is expected that modifications will be made before formal adoption. See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, for information about regulations governing our capital adequacy and our expectations regarding our future capital position. See "Management's Discussion and Analysis – Liquidity and Capital Resources – Capitalization" in Item 7 for information about our current capital position.

We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of earned premiums. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With regulatory approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of premiums earned in a calendar year. Although MGIC holds assets in excess of its minimum statutory capital requirements and its PMIERs financial requirements, the ability of MGIC to pay dividends is restricted by insurance regulation. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The level of ordinary dividends that may be paid without OCI approval is determined on an annual basis. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2026, MGIC can pay $89 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2025, MGIC paid $800 million in dividends to the holding company. For further information, see Note 13 – “Statutory Information,” to our consolidated financial statements in Item 8.

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, the GSEs impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to

MGIC Investment Corporation 2025 Form 10-K | 24

time. Based on our application of the financial requirements of the PMIERs, as of December 31, 2025, MGIC’s Available Assets totaled $5.7 billion, or $2.5 billion in excess of its Minimum Required Assets. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

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

Public Policy
Due to the evolving landscape of federal housing policy and extensive state-based regulation of insurance, we carefully consider issues related to public policy. As such, we support or are members of organizations whose missions are to increase access to homeownership in a responsible and prudent manner. We support research associations, industry trade associations, nonprofit organizations, advocacy professionals, and other groups that share our key priorities.

The MGIC Political Action Committee (MGIC-PAC) is a voluntary, nonpartisan PAC composed of eligible individual co-workers and members of our Board of Directors. MGIC-PAC activities are managed by our MGIC-PAC Board of Directors, composed of senior executives, and are reported to the Audit Committee of the MGIC’s Board. MGIC-PAC’s contributions generally focus on elected federal officials from Wisconsin, as well as officials who hold positions on congressional committees tasked with responsibility for housing finance policy. Individual candidate contributions made by the MGIC-PAC are approved by the Board of Directors of the MGIC-PAC. The MGIC-PAC seeks to maintain a balance in terms of its support of each of the two major political parties. The candidates supported by the MGIC-PAC are chosen based upon the relevance of their experience to our business or specific public policy objectives, although we may not agree with every position taken by a specific candidate.

MGIC Investment Corporation 2025 Form 10-K | 25

G. Human Capital
Our talent practices reflect a commitment to creating a positive co-worker experience. We continue to support our co-workers in their career journeys and work to further connect them to each other and the community.
As of December 31, 2025, we had 542 co-workers not including "on-call" and part-time co-workers. The number of “on-call” co-workers can vary substantially, primarily as a result of changes in demand for our services. In recent years, the number of “on-call” co-workers has ranged from fewer than 10 to more than 110.

Total Rewards and Talent Practices
Our total rewards program is designed to provide a competitive package of benefits and compensation elements that recognize the unique needs of our workforce and their families. All full-time MGIC co-workers are eligible to participate in our well-being program, in addition to a comprehensive medical, dental and vision plan. We also recognize financial health as part of well-being, and currently provide a 401(k) plan with a company match and discretionary annual profit-sharing contributions for qualifying employees.

Co-Worker Sentiment
MGIC conducts quarterly engagement surveys to gauge co-worker sentiment and connection to company values. Based on the survey results, we identify and share with our Board of Directors and executive leadership areas of strength and opportunity. For transparency, these strengths and opportunities are shared with all co-workers, and leaders at all levels of the company are expected to play an active role in taking meaningful action in response. Engagement surveys are complemented by additional quantitative, qualitative and passive listening mechanisms, ranging from new hire surveys to CEO-led focus groups.

Community Involvement
Our commitment to community is formalized under the banner of Giving Back, Together, and in 2025 included providing financial and in-kind support for organizations that support homeownership and strengthen the communities in which our co-workers live and work. We also provided paid time off for co-workers to volunteer or work at election polling places.

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

MGIC Investment Corporation 2025 Form 10-K | 26

Part I
Item 1A. Risk Factors
As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires; and “MGIC” refers to Mortgage Guaranty Insurance Corporation.
Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
Economic downturns and/or declines in home prices may lead to increased losses.
Our business is sensitive to general macroeconomic conditions and fluctuations in the housing market. Events such as recession, unemployment, reduction in household income, decreases in home prices, inflation, shifts in the comparative cost of renting versus owning a home, and changes in family status may affect a borrower’s ability or willingness to make mortgage payments. Such events are outside of our control, difficult to predict, and generally increase loan delinquencies and claims. The U.S. economy may be vulnerable to an array of factors, including inflation, geopolitical tensions and/or conflicts, rising national debt, ongoing fiscal deficits, and disruptions to international trade. Additionally, economic conditions may differ from region to region. Information about the geographic dispersion of our risk in force and delinquency inventory can be found in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.
A decline in home prices may make it more difficult for borrowers to sell or refinance their homes, increasing the risk of default. A decline in home prices may occur even absent a deterioration in economic conditions, such as changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, elevated interest rates, increased cost of homeowners insurance, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors. A decline in home prices may result in loan balances exceeding home values, discouraging borrowers from continuing to make payments. Although the rate of home price appreciation recently reached historically high rates, the rate of growth is moderating: according to the seasonally-adjusted Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, home prices increased by 1.4% from January 2025 through November 2025, after increasing 4.8% and 6.7% in 2024 and 2023, respectively. The national average price-to-income ratio exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Elevated home prices have contributed to affordability constraints, which may lead to reduced demand and downward pressure on prices at both regional and national levels.
Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our new insurance written ("NIW") is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business. The GSEs possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. In 2008, the housing market was in severe decline, which damaged the financial condition of the GSEs. FHFA placed the GSEs into conservatorship on September 7, 2008 and the FHFA has the authority to control and direct their operations. Given that the Director of the FHFA serves at the pleasure of the President, the agency's agenda, policies and actions may be influenced by the then-current administration.

Changes in the status, powers, or supervision of the GSEs, whether through legislation or administrative action, that impact private mortgage insurers could have an adverse effect on our business, revenue, results of operations and financial condition. Business practices of the GSEs that affect the mortgage insurance industry include:

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

MGIC Investment Corporation 2025 Form 10-K | 27

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
•Benchmarks established by the FHFA for loans to be purchased by the GSEs, which can affect the loans available to be insured.
•The establishment, modification, or termination of programs intended to promote affordable housing for low-income borrowers.
To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, such changes may negatively impact the mortgage insurance industry and our financial results.

Congress and executive branch officials have periodically proposed various plans for the reform of the GSEs, including through privatization and/or termination of FHFA's conservatorship. However, it is unclear what reforms will ultimately be implemented, if any, and what the time frame for any such reforms will be. The potential impact of any such plan on our business and financial results remains uncertain.

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
The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are generally based on an insurer’s book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements). MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs; however, if our Available Assets fall below our Minimum Required Assets, we would not be in compliance with the PMIERs. Our ability to continue to comply with PMIERS financial requirements could be affected by several factors, including:
•Amendments to PMIERs, or changes to the way the GSEs interpret the existing PMIERs.
•An increase in the number of loan delinquencies. The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans, and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. If we are required to hold more capital relative to our insured loans it could adversely affect our business and results of operations.
•The credit we receive for the investments in our investment portfolio. Under PMIERs, specified assets are excluded, limited or haircut for purposes of being counted as Available Assets.
•Changes to the amount of credit we receive for risk ceded under our QSR and XOL reinsurance transactions, which are discussed in our risk factors titled "Our underwriting practices and the mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of claims" and "Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions."

MGIC Investment Corporation 2025 Form 10-K | 28

•Failure to meet certain transactional approval conditions imposed by PMIERs. Such failure may restrict or delay us from taking certain actions that would be advantageous to our investors.
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
When we establish case reserves, we estimate our ultimate loss on delinquent loans by estimating the number of such loans that will result in a claim payment (the "claim rate"), and further estimating the amount of the claim payment (the "claim severity"). Changes to our claim rate and claim severity estimates could have a material impact on our future results, even in a stable economic environment. Our estimates incorporate anticipated cures, loss mitigation activity, rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Our actual claim payments may differ substantially from our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions as discussed in these risk factors and a change in the length of time loans are delinquent before claims are received. Generally, the longer a loan is delinquent before a claim is received, the greater the severity. Forbearance programs intended to preserve homeownership for borrowers at risk of foreclosure increase the average time it takes to receive claims. Generally, losses follow a seasonal trend in which the first half of the year has stronger credit performance than the second half, with higher cure rates and lower new delinquency notice activity. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors, may result in delinquencies not following the typical pattern.
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
In the past we have provided contract underwriting services, including on loans for which we are not providing mortgage insurance. These services are subject to contractual obligations and federal and state regulation. Our failure to meet the standards set forth in the applicable contracts or regulations would subject us to potential litigation or regulatory action. To the extent that we are construed to have made independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act ("ECOA"), FCRA, and other laws. Under relevant laws, examination may also be made of whether a mortgage insurer's underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, establishing premium rates, discrimination in pricing and underwriting, and minimum capital requirements. The increased use by the private mortgage insurance industry of risk-based pricing systems that establish premium rates based on more attributes than previously considered, and of algorithms, artificial intelligence and data and analytics, has led to additional regulatory scrutiny of these and other matters such as data privacy and access to insurance. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be materially adversely affected by a cybersecurity breach or failure of information security controls.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1 of our Annual Report in this Form 10-K.
While we have established policies and procedures to comply with applicable laws and regulations, many such laws and regulations are complex and it is not possible to predict the eventual scope, duration or outcome of any reviews or investigations. A regulatory action against us could have an adverse material adverse effect on our reputation, business and financial results.

The effects of pandemics, severe weather events, or other disasters may adversely impact our results of operations and financial condition.
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

MGIC Investment Corporation 2025 Form 10-K | 29

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
To the extent that government authorities, including FHFA and the GSEs, change their approach to the management of climate risk (including through GSE guideline or mortgage insurance policy changes) those changes could affect the volume and characteristics of our NIW (including its policy terms), and home prices and defaults in certain areas, in turn impacting our business and financial results.
Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions.
We have in place QSR and XOL reinsurance transactions providing various amounts of coverage on our risk in force as of December 31, 2025. Refer to Part II, Item 8, Note 7 – “Reinsurance” and Part II, Item 7 “Consolidated Results of Operations – Reinsurance Transactions” of our Annual Report in this Form 10-K, for more information about coverage under our reinsurance transactions. The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the risk-based capital that we are required to hold to support the risk and they allow us to earn higher returns on risk-based capital for our business than we would without them. However, market conditions impact the availability and cost of reinsurance. Reinsurance may not always be available to us, or available only on terms or at costs that we consider unacceptable. If we are not able to obtain reinsurance we will be required to hold additional capital to support our risk in force.

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

Additionally, the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. Refer to “Consolidated Results of Operations – Reinsurance Transactions” in Part II, Item 7 of our Annual Report in this Form 10-K for information about the calculated PMIERs credit for our XOL transactions. At present, the GSE capital framework provides more capital credit for transactions with higher rated counterparties, as well as those who are diversified. If the GSEs were to reduce the credit that we receive for reinsurance under the PMIERs, it could result in decreased returns absent an increase in our premium rates. An increase in our premium rates to adjust for a decrease in reinsurance credit may lead to a decrease in our NIW and net income.

Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when delinquency notices are received for insured loans that are two or more payments past due and for loans we estimate are delinquent but for which delinquency notices have not yet been received (which we include in “IBNR”). Losses that may occur from loans that are not delinquent are not reflected in our financial statements, except when a "premium deficiency" is recorded. A premium deficiency would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums, anticipated investment income, and already established loss reserves on the applicable loans. As a result, future losses incurred on loans that are not currently delinquent may have a material impact on future results as delinquencies emerge.
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

MGIC Investment Corporation 2025 Form 10-K | 30

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current mortgage insurance regulations with the Model Act; however it is expected that modifications will be made before formal adoption.
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
The factors that may affect the volume of low down payment mortgage originations include the health of the U.S. economy; conditions in regional and local economies and the level of consumer confidence; the health and stability of the financial services industry; restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues or risk-retention and/or capital requirements affecting lenders; the level of home mortgage interest rates; housing affordability; new and existing housing availability; the rate of household formation, which is influenced, in part, by population and immigration trends; homeownership rates; the rate of home price appreciation, which in times of heavy refinancing can affect whether refinanced loans have LTV ratios that require private mortgage insurance; the extent to which the GSEs' business practices shift the market away from the GSEs to the FHA, other government execution channels, or lender portfolios; tax policy; and government housing policy. A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance and limit our NIW. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or are unable to obtain capital relief for mortgage insurance.”

The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or are unable to obtain capital relief for mortgage insurance.
Alternatives to private mortgage insurance include:
•investors using risk mitigation and credit risk transfer techniques other than private mortgage insurance, or accepting credit risk without credit enhancement;
•lenders and other investors holding mortgages in portfolio and self-insuring;
•lenders using FHA, U.S. Department of Veterans Affairs ("VA") and other government mortgage insurance programs; and
•lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ("LTV") ratio and a second mortgage with a 10%, 15% or 20% LTV ratio rather than a first mortgage with a 90%, 95% or 100% LTV ratio that has private mortgage insurance.
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

MGIC Investment Corporation 2025 Form 10-K | 31

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
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 34.3% in 2025, 33.5% in 2024, and 33.2% in 2023. Since 2012, the FHA’s market share has been as low as 23.4% (2020) and as high as 42.1% (in 2012). Generally, we expect FHA market share to increase in environments with lower origination volume.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 26.8% in 2025, 24.5% in 2024, and 21.5% in 2023. Since 2012, the VA's market share has been as high as 30.9% (in 2020). The VA's 2023 market share was the lowest since 2013 (22.8%). The VA program offers 100% LTV ratio loans for qualifying borrowers.
In July 2023, the Federal Reserve Board, Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency proposed a revised regulatory capital rule, known as the Basel III End Game, that would impose higher capital standards on large U.S. banks. Under the proposed regulation's new expanded risk-based approach, it was interpreted that affected banks would no longer receive risk-based capital relief for mortgage insurance on loans held in their portfolios. In September 2024, it was announced that regulators may revise the proposed rule, including by lowering the proposed-risk weighting for loans secured by residential real estate. In November 2024, it was announced that the proposed rule will be placed on hold. It is possible that in the future the proposed rule could be re-proposed or an entirely different proposal could be made.

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
We depend on reliable, consistent third-party servicing of the loans that we insure. An increase in delinquent loans may result in liquidity issues for servicers. When a mortgage loan that is collateral for a mortgage-backed security ("MBS") becomes delinquent, the servicer is usually required to continue to pay principal and interest to the MBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues, especially for non-bank servicers (who service approximately 59% of the loans underlying our IIF as of December 31, 2025) because they do not have the same sources of liquidity that bank

MGIC Investment Corporation 2025 Form 10-K | 32

servicers have. Consolidation in the mortgage servicing market may also lead to increased risk as a large servicer's operational failures, system outages, or policy changes could affect a larger portion of our IIF.
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
We have delegated authority to the GSEs to implement certain loss mitigation options (e.g., modifications, short sales, and deeds-in-lieu of foreclosure) on certain loans we insure. The GSEs in turn have delegated such authority to most of their approved servicers, pursuant to delegation agreements. Servicers who service GSE-owned loans are required to operate under the GSEs' required standards in accepting certain loss mitigation alternatives. We rely on these servicers to appropriately make decisions to mitigate our exposure to loss. In some cases, loss mitigation decisions may not be favorable to us and may increase the incidence and/or severity of paid claims. Ineffective delegation procedures or the failure of servicers to operate pursuant to required standards may increase our losses and have an adverse effect on our business, financial condition and operating results. We may terminate delegation of some of these loss mitigation decisions to the GSEs; however, such termination may adversely affect our relationships with the GSEs and servicers.
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
Risk Factors Relating to Our Business Generally
If our risk management programs are not effective in identifying, controlling or mitigating the risks we face, or if the models we use are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
Our enterprise risk management program, described in "Business - Our Products and Services - Risk Management" in Item 1 of our Annual Report in this Form 10-K, may not be effective in identifying, or adequate in controlling or mitigating, the risks we face in our business.
We employ proprietary and third-party models for a wide range of purposes, including the following: projecting losses, premiums, expenses, and returns; pricing products; determining the techniques used to underwrite insurance; estimating reserves; evaluating risk; determining internal capital requirements; procuring automated valuations; and performing stress testing. These models rely on estimates, projections, and assumptions that are inherently uncertain and may not always operate as intended. This can be especially true when extraordinary events occur, such as wars, periods of extreme inflation, pandemics, or environmental disasters related to changing climatic conditions. In addition, our models are continuously updated over time. Changes in models or model assumptions could lead to material changes in our future expectations, returns, or financial results. The models we employ are complex, which could increase our risk of error in their design, implementation, or use. Also, the associated input data, assumptions, and calculations may not always be correct or accurate and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models may increase when we change assumptions, methodologies, or modeling platforms. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.

Failed, disrupted, or inadequate information technology systems may materially impact our operations and/or adversely affect our financial results.
We are heavily dependent on our information technology systems to conduct our business. Our ability to efficiently operate our business depends significantly on the reliability and capacity of our systems and technology. The failure of our systems and technology, or our disaster recovery and business continuity plans, to operate effectively could affect our ability to provide our products and services to customers, reduce efficiency, or cause delays in operations. Significant capital investments might be required to remediate any such problems. We are also dependent on our ongoing relationships with key technology providers, including provisioning of their services, products and technologies, and their ability to support those products and technologies. The inability of these providers to successfully provide and support those products could have a material adverse impact on our business and results of operations.
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

MGIC Investment Corporation 2025 Form 10-K | 33

Technological advancements are occurring at a rapid pace. If we are unable to effectively deploy technology such as artificial intelligence ("AI"), our business and results of operations may be materially affected. Technological advancements must also be implemented in compliance with applicable laws, exposing us to regulatory action or legal liability that may have a material adverse effect on our business, reputation, results of operations and financial condition.
If we fail to timely and successfully implement and integrate new technology systems, if third party providers upon which we are reliant do not perform as expected, if our legacy systems fail to operate as required, or if the upgraded systems and/or transformed and automated business processes do not operate as expected, it could have a material adverse impact on our business and results of operations.
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

Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that may hinder our ability to identify, investigate and recover from incidents. The development and use of AI may increase our information security risks. For example, it may be more difficult to defend against cybersecurity breaches if AI is used to create attacks or bypass security measures. The relative newness of AI technology, and the lack of uniform laws, regulations or standards governing its use may also increase the risk of misuse by us or by third parties with whom we do business. Cyber attacks may additionally increase as a result of retaliation by threat actors against actions taken by the U.S. and other countries in connection with wars and other global events. We operate under a hybrid workforce model and such model may be more vulnerable to security breaches.

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

Our underwriting practices and the mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of claims.
The Minimum Required Assets under the PMIERs are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering LTV ratio, credit score, vintage, Home Affordable Refinance Program ("HARP") status and delinquency status; and whether the loans were insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination consistent with the Homeowners Protection Act requirements for borrower-paid mortgage insurance. Therefore, if our direct risk-in-force increases through increases in NIW, or if our mix of business changes to include loans with higher LTV ratios or lower credit scores, for example, all other things equal, we will be required to hold more Available Assets in order to maintain GSE eligibility.
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

MGIC Investment Corporation 2025 Form 10-K | 34

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

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. In general, these characteristics include mortgages with high LTV and DTI ratios, low credit scores, mortgages with limited underwriting, and/or mortgages with limited borrower documentation. Each of these attributes is determined at the time of loan origination. Certain loans we insure may have more than one of these attributes. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase. Our NIW on mortgages with LTV ratios greater than 95% was 15% in 2025 and 14% in 2024. Our NIW on mortgages with DTI ratios greater than 45% was 27% in 2025 and 29% in 2024. Our NIW on mortgages with borrowers having FICO scores less than 680 was 4% in 2025 and 4% in 2024.

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
Approximately 70% of our NIW in 2025 and 71% of our 2024 NIW was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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
Our premium rates are calculated using proprietary models that assess likely performance of the insured risk over the long term. These models leverage historical data and incorporate factors such as geographic location, LTV, DTI and credit score. There can be no assurance that our premium rates adequately reflect increased risk that may arise in periods of economic recession, high unemployment, slowing home price appreciation or home price declines, or when extraordinary events occur, such as pandemics, wars, periods of extreme inflation, or environmental disasters related to changing climactic conditions. Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a policy. As a result, changes in economic conditions or the practices of the GSEs, higher than anticipated claims, or other unexpected events generally cannot be addressed by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. Our premiums are subject to approval by state regulatory agencies, which can delay or limit our ability to increase premiums on future policies. In addition, our customized rate plans may delay our ability to increase premiums on future policies covered by such plans. The premiums we charge, the investment income we earn and the amount of reinsurance we carry may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipated when we set the premiums, could adversely affect our results of operations or financial condition. For a discussion of the risks associated with our models, see our risk factor titled "If our risk management programs are not effective in identifying, controlling or mitigating the risks we face, or if the models we use are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition."

MGIC Investment Corporation 2025 Form 10-K | 35

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
If state or federal regulations or statutes are changed in ways that ease mortgage lending standards and/or requirements, or if lenders seek ways to replace business in times of lower mortgage originations, it is possible that more mortgage loans could be originated with higher risk characteristics than are currently being originated, such as loans with lower credit scores and higher DTI ratios. Lenders could pressure mortgage insurers to insure such loans, which are expected to experience higher claim rates. Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses paid even under our current underwriting requirements.
Actual or perceived instability in the financial services industry or non-performance by financial institutions or transactional counterparties could materially impact our business.
Limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry with which we do business, or concerns or rumors about the possibility of such events, have in the past and may in the future lead to market-wide liquidity problems. Such conditions may negatively impact our results and/or financial condition. While we are unable to predict the full impact of these conditions, they may lead to among other things: disruption to the mortgage market, delayed access to deposits or other financial assets; losses of deposits in excess of federally-insured levels; reduced access to, or increased costs associated with, funding sources and other credit arrangements adequate to finance our current or future operations; increased regulatory pressure; the inability of our counterparties and/or customers to meet their obligations to us; economic downturn; and rising unemployment levels. Refer to our risk factor titled “Economic downturns and/or declines in home prices may lead to increased losses.” for more information about the potential effects of a deterioration of economic conditions on our business.
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
Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel. The unexpected departure of key personnel or inadequate succession planning could adversely affect the conduct of our business. In such event, we would be required to obtain other personnel to manage and operate our business. In addition, we will be required to replace the knowledge and expertise of our aging workforce as our workers retire. In either case, there can be no assurance that we would be able to develop or recruit suitable replacements for the departing individuals; that replacements could be hired, if necessary, on terms that are favorable to us; or that we can successfully transition such replacements in a timely manner. We currently have not entered into any employment agreements with our officers or key personnel. Volatility or lack of performance in our stock price may affect our ability to retain our key personnel or attract replacements should key personnel depart. Without a properly skilled and experienced workforce, our costs, including productivity costs and costs to replace employees may increase, and this could negatively impact our earnings.

Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.
The mortgage insurance industry is highly competitive. We expect competition to increase from both existing competitors and new market entrants. Our competitors primarily include other private mortgage insurers and governmental agencies, principally the FHA and VA. We believe we currently compete with other private mortgage insurers based on premium rates, underwriting requirements, financial strength (including based on credit or financial strength ratings), customer relationships, name recognition, reputation, strength of management teams and field organizations, the ancillary products and services provided to lenders, and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.
Recently reported increases in the credit quality of borrowers, and the relative financial results of the existing mortgage insurance companies, may encourage new entrants into the private mortgage insurance industry, which could further increase competition in our business. Based on public disclosures, a potential new market entrant intends to begin writing mortgage insurance in 2026. Changes in the competitive landscape, including as a result of this or other new market entrants, may adversely impact our results.
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

MGIC Investment Corporation 2025 Form 10-K | 36

In recent years, pricing has become a key competitive factor in the private mortgage insurance market, with an increasing number of customers prioritizing the lowest premium rate available for any particular loan. The industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i) pricing systems that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans pursuant to which rates may be available to customers for a defined period of time. The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it has in the past. Failure to maintain our business relationships and business volumes with our largest customers could materially impact our business. Regarding the concentration of our new business, our top ten customers accounted for approximately 32% and 37% in 2025 and 2024, respectively. Our largest customer accounted for approximately 16% and 21% of our NIW for 2025 and 2024, respectively. That customer accounted for approximately 11% and 10% of our direct earned premiums in each of 2025 and 2024, respectively. Loss of business from a significant customer may have a material adverse affect on our NIW, business, and results of operations.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Our premium yield is expected to decline over time as older insurance policies with premium rates that are generally higher run off and new insurance policies with premium rates that are generally lower remain on our books.
Additionally, technological advancements and innovation are occurring at a rapid pace that may continue to accelerate. Our competitive position could be impacted if we are unable to develop and maintain technologies to meet changing customer preferences. Failure to utilize, in a cost effective and competitive manner, technology such as AI and machine learning may have an adverse effect on our customer relationships, results of operations, and financial condition.
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
Financial strength and credit ratings are important to maintaining public confidence in our mortgage insurance coverage and our competitive position. PMIERs requires approved insurers to maintain at least one financial strength rating with a rating agency acceptable to the respective GSEs. Downgrades in our financial strength and/or credit ratings could materially affect our business and results of operations, including in the ways described below:

•Our failure to maintain a rating acceptable to the GSEs could impact our eligibility as an approved insurer under PMIERs.
•A downgrade in our financial strength ratings could result in increased scrutiny of our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW.
•If we are unable to compete effectively in the future as a result of the financial strength ratings assigned to our insurance subsidiaries, our future NIW could be negatively affected.
•Our ability to participate in the non-GSE residential mortgage-backed securities market could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than at least one of our competitors and some of our competitors have financial strength ratings from rating agencies that do not rate our insurance subsidiaries.
•Financial strength ratings may also play a greater role if the GSEs no longer operate in their current capacities, for example, due to legislative or regulatory action. In addition, although the PMIERs do not require minimum financial strength ratings, the GSEs consider financial strength ratings to be important when using forms of credit enhancement other than traditional mortgage insurance, as discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or are unable to obtain capital relief for mortgage insurance." Although we are currently unaware of a direct impact on MGIC, this could potentially become a competitive disadvantage in the future.
•Downgrades to our ratings or the ratings of our mortgage insurance subsidiary could adversely affect the terms and cost of funds, liquidity, and access to capital markets.
We are subject to the risk of legal proceedings.
We operate in a highly regulated industry that is subject to the risk of litigation and regulatory proceedings, including related to our claims paying practices. From time to time, we are a party to material litigation and are also subject to legal and regulatory claims,

MGIC Investment Corporation 2025 Form 10-K | 37

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
Our investment portfolio is subject to credit and interest rate risk, may suffer reduced or low returns, and/or material realized or unrealized losses.
Investment returns are an important part of our overall profitability. Our investments are subject to market risks and risks inherent in individual securities. Our investment performance is highly sensitive to many factors, including interest rates, inflation, monetary and fiscal policies, tax laws, and domestic and international political conditions. Additionally, realized and unrealized losses in our investment portfolio reduce our book value, and if material, could affect our ability to conduct business.

Changes in interest rates could impact the performance of the investment portfolio which could have an adverse effect on our investment income and operating results. A decline in interest rates reduces the returns available on short-term investments and new fixed investments, including those purchased to re-invest maturities from the existing portfolio, thereby negatively impacting our net investment income on a going-forward basis. Conversely, rising interest rates reduce the market value of existing fixed income investments, thereby negatively impacting our book value. The value of our fixed income investments and short-term investments is also subject to the risk that certain investments may default or become impaired due a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Such defaults or impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed income and short-term investments could be subject to a higher risk of default.

A significant portion of our fixed income investment portfolio is invested in obligations of states, municipalities and political subdivisions. Our state and municipal investments could be subject to higher risk of default or impairment due to declining municipal tax bases and revenue. State and local governments may operate under deficits or projected deficits, the severity and duration of which could have an adverse impact on both the valuation of our state and municipal fixed income investments and the issuers ability to perform its obligations thereunder.

Our investment portfolio has benefited from certain tax exemptions (such as those related to interest from municipal bonds) and other tax laws. Changes in these laws could adversely impact the value of our investment portfolio.

Our investment portfolio may include: residential mortgage-backed securities; collateralized loan obligations; asset-backed securities; and commercial mortgage-backed securities, all of which could be adversely impacted by declines in real estate valuations. Some of our fixed income investments, such as mortgage-backed and other asset-backed securities, also carry prepayment risk as a result of interest rate fluctuations.

Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that estimated fair values reflected in our financial statements is different than actual market prices. For additional information about the methodologies, estimates and assumptions we use in determining the fair value of our investments refer to Note 6 - "Fair Value Measurements" of Item 8 in Part II our Annual Report in this Form 10-K.

For the significant portion of the investment portfolio that is held by MGIC, insurance regulations limit the type and extent of the investments we can make and are generally more restrictive for those investments with more credit risk or less liquidity. Similarly, under the PMIERs, our Available Assets are reduced by exclusions, limitations and haircuts related to our investment portfolio composition. These reductions are generally higher for those investments with more credit risk or less liquidity.

The inability of our insurance subsidiaries to pay dividends in sufficient amounts would harm our ability to meet our obligations, pay future shareholder dividends and/or make future share repurchases.

MGIC Investment Corporation is the holding company for our insurance operating subsidiaries. At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries and cash and investments. Dividends and other permitted distributions from MGIC are the holding company's primary source of funds used to meet ongoing cash requirements, including future debt service payments, repurchases of its shares, payment of dividends to our shareholders, and other expenses. Other sources of holding company cash inflow include investment income and raising capital in the public markets. The payment of dividends from MGIC is subject to regulatory approval as described in our Annual Reports on Form 10-K. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the Office of the Commissioner of Insurance of the

MGIC Investment Corporation 2025 Form 10-K | 38

State of Wisconsin ("OCI"). The prescribed limits are based on a rolling 12-month period, and as such, the impact of the limitations will vary over time. Dividend payments from MGIC to the holding company are determined in consultation with the Board of Directors, and after considering any updated estimates about our business, subject to regulatory approval.

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

MGIC Investment Corporation 2025 Form 10-K | 39

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
MGIC’s Information Security Program ("ISP") includes information security policies, annual risk assessments and analyses, threat monitoring and alerting, vulnerability management, incident response, and data loss prevention controls. With the ISP, MGIC seeks to prevent, detect, and respond to unauthorized access, use, or disclosure of confidential information.

MGIC’s Information Risk Management ("IRM") team is responsible for safeguarding the organization's information assets, data, and technology infrastructure from security threats and vulnerabilities. The IRM team’s primary focus is the protection of the confidentiality, integrity, and availability of sensitive information and compliance with relevant laws, regulations, and industry standards. The IRM team is currently overseen by the Company's Senior Director, Information Systems – Security Technology (“Senior Director”).

Our ISP is benchmarked against the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. Additionally, various aspects of the ISP are subject to periodic audit by the Company’s Internal Audit department or third-party professionals engaged by the Internal Audit department. Such audits vary from year-to-year but are generally focused on compliance with stated control activities, standards, and internal policies, as well as maintaining the integrity and independence of the audit process. Cybersecurity risk reviews such as SOC2, SOX controls, penetration tests, and regulatory controls are conducted by independent third parties.

The ISP also incorporates a vendor due diligence process that is designed to assess vendor control environments and evaluate risks associated with vendor access to the Company's confidential data and systems. The process includes assessing and managing the cyber risks associated with engaging third-party vendors and reviewing their information security practices.

The ISP includes a Cyber Incident Response Team (CIRT) which is comprised of lead security engineers along with subject matter experts from applicable domains such as network, infrastructure, and application areas in order to evaluate the technical issues relative to the incident. The CIRT may engage third-party cybersecurity experts to evaluate and/or remediate an incident. In the event that the CIRT determines that there has been a cybersecurity incident or compromise of MGIC’s computer systems, the General Counsel will be notified, and, will advise the Chief Executive Officer ("CEO"), who is a member of the Board of Directors. In addition to advising the CEO, the General Counsel will also convene an established committee whose members include the General Counsel, Chief Financial and Risk Officer, Senior Vice President of Investor Relations, and Chief Accounting Officer in order to determine if the event is a material cybersecurity incident such that the Chairman of the Board, Lead Independent Director, and Chairpersons of the Board’s Business Technology and Transformation Committee (the “BTTC”) and Audit Committee should be notified.

To our knowledge, during the reporting period there were no cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategies, results of operations, or financial condition. Notwithstanding having implemented what we believe to be an appropriate ISP, no company is immune to cybersecurity threats, and we may not be successful in preventing or mitigating a future cybersecurity incident that could have a material adverse effect on our business. For additional information about risks related to cybersecurity, see our risk factors titled “Failed, disrupted, or inadequate information technology systems may materially impact our operations and/or adversely affect our financial results” and “We could be materially adversely affected by a cybersecurity breach or failure of information security controls."

Governance
The Senior Director currently reports to the President and Chief Operating Officer. The President and Chief Operating Officer, as well as senior members of the IRM team partner with the Company’s Risk, Audit, Legal and Compliance Departments to promote alignment of cybersecurity risk management strategy with the broader risk management strategy for the organization. The integration of information security into the overall enterprise risk management framework enables collaboration on the identification, assessment, mitigation and monitoring of cybersecurity risks that have the potential to materially impact the operation of the Company.

The Risk Management Committee of the Board coordinates with the Board and other Board committees regarding the assignment to the Board and Committees of oversight responsibilities for all identified key risks to the Company. Risks related to cybersecurity are overseen by the BTTC. The BTTC monitors cybersecurity risks associated with both internal and external actors. Additional information about the BTTC’s role in overseeing risks related to cybersecurity and information technology generally can be found in the Committee’s Charter at mtg.mgic.com/corporate-governance/highlights. Risks related to AI are overseen by the Risk Management Committee of the Board.

The IRM team provides quarterly updates about the Company’s cybersecurity program to the BTTC. Updates may include topics such as management’s efforts to identify and monitor risks, investments to improve the Company’s detection and response systems, the results of risk assessments, compliance with controls, vendor oversight, strategic technology planning, and if necessary, the status of any new, ongoing, or prior cybersecurity incident. Senior members of the IRM team also periodically attend the BTTC meetings.

MGIC Investment Corporation 2025 Form 10-K | 40

The Company’s current Senior Director is responsible for assessing and managing the material risks posed by cybersecurity threats. He has over 20 years of experience in information technology and cybersecurity, with experience developing and implementing comprehensive security programs, risk management frameworks, and incident response strategies. He also holds several security-related certifications.

Item 2. Properties
At December 31, 2025, we had no office space leases in the United States that require monthly rental payments.

We own our headquarters facility located in Milwaukee, Wisconsin, which contains approximately 220,000 square feet of space.

Item 3. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, see Note 15 – "Litigation and Contingencies" to our consolidated financial statements in Item 8.

Item 4. Mine Safety Disclosures
Not Applicable.
Information About Our Executive Officers
Certain information with respect to our executive officers as of February 25, 2026 is set forth below:

Executive Officers of the Registrant

Name and Age	Title
Timothy J. Mattke, 50	Chief Executive Officer and Director of MGIC Investment Corporation and MGIC
Salvatore A. Miosi, 59	President and Chief Operating Officer of MGIC Investment Corporation and MGIC
Nathan H. Colson, 42	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and Executive Vice President, Chief Financial Officer and Chief Risk Officer of MGIC
Paula C. Maggio, 57	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

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

MGIC Investment Corporation 2025 Form 10-K | 41

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.”

As of February 20, 2026, the number of shareholders of record was 137. In addition, we estimate there are approximately 172,400 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended December 31, 2025.

Share Repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (1)
10/1/2025	10/31/2025	3,495,115	$27.17	3,495,115	$519,326,713
11/1/2025	11/30/2025	1,503,218	$28.13	1,503,218	$477,045,469
12/1/2025	12/31/2025	1,789,778	$28.98	1,789,778	$425,177,316
		6,788,111	$27.86	6,788,111

(1)In April 2025, our Board of Directors authorized a share repurchase program, authorizing us to purchase up to $750 million of common stock prior to December 31, 2027. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation 2025 Form 10-K | 42

MGIC Investment Corporation and Subsidiaries

Item 6. Reserved.

MGIC Investment Corporation 2025 Form 10-K | 43

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

The following is a discussion and analysis of the financial conditions and results of operations for the years ended December 31, 2025 and 2024, including comparisons between 2025 and 2024. Comparisons between 2024 and 2023 have been omitted from this Form 10-K, but can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Forward Looking and Other Statements
As discussed under “Forward Looking Statements and Risk Factors” in "Item 1. Business - A. General" of this Report, actual results may differ materially from the results contemplated by forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

MGIC Investment Corporation 2025 Form 10-K | 44

Overview
The following discussion highlights factors influencing our financial results and results of operations and may not contain all of the information that is important to readers of this Annual Report. It should be read in conjunction with the consolidated financial statements and related notes found under Item 8. contained herein.

Through MGIC, the principal subsidiary of MGIC Investment Corporation, we serve lenders throughout the United States helping families achieve homeownership sooner by making affordable low-down-payment mortgages a reality through the use of private mortgage insurance. As of December 31, 2025 MGIC had $303.1 billion of primary IIF.

Business Environment
Mortgage Insurance Market
The strong credit quality of our insurance portfolio reflects several years of favorable housing fundamentals, and in our view, favorable risk characteristics on our recently insured loans. Our IIF increased during the year as a result of an increase in NIW offset partially by cancellations. Refer to "Mortgage Insurance Portfolio" for information on our NIW mix during 2025.

Our NIW is affected by the total mortgage originations, the percentage of total mortgage originations using PMI, and our market share within the PMI industry.

The total amount of mortgage originations is generally influenced by the level of new and existing home sales, interest rates, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations. PMI market share is also impacted by the market share of total originations of the FHA and VA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

The increase in total mortgage originations in 2025 as compared with 2024 reflects a modest decrease in interest rates during 2025 contributing to an increase in refinance and purchase originations during the year. Total mortgage originations are forecasted to be higher in 2026, compared with 2025.
E - Estimated, F- Forecast
Source: Fannie Mae and MBA estimates/forecasts as of January 2026. Amounts represent the average of all sources.

Competitive Environment
The private mortgage insurance industry is highly competitive and is expected to remain so. We compete against five other private mortgage insurers, as well as governmental agencies, principally the FHA and VA.

The total estimated mortgage insurance volume is shown below.

Estimated Total of PMI, FHA, USDA, and VA Primary Mortgage Insurance

(in billions)	Year Ended December 31, 2025	Year Ended December 31, 2024
Primary mortgage insurance	$818	$727
Source: Inside Mortgage Finance - February 19, 2026 or SEC filings.

MGIC Investment Corporation 2025 Form 10-K | 45

PMI's market share is primarily impacted by competition from government mortgage insurance programs, particularly in segments of the market characterized by lower credit scores. The PMI industry's market share in 2025 decreased compared to the market share in 2024.

Estimated Primary MI Market Share

(% of total primary MI volume)	Year Ended December 31, 2025	Year Ended December 31, 2024
PMI	38.0%	41.1%
FHA	34.3%	33.5%
VA	26.8%	24.5%
USDA	0.9%	0.9%
Source: Inside Mortgage Finance - February 19, 2026 or SEC filings.

MGIC's estimated market share within the PMI industry is shown in the table below.

Estimated MGIC Market Share

(% of total primary private MI volume)	Year Ended December 31, 2025	Year Ended December 31, 2024
MGIC	19.4%	18.6%
Source: Inside Mortgage Finance - February 19, 2026 or SEC filings.

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

PMIERs
We operate under the requirements of the GSEs PMIERs and must maintain compliance with these requirements to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The PMIERs provide that the GSEs may amend any provision of the PMIERs or impose additional requirements with an effective date specified by the GSEs.

The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are generally based on an insurer’s book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements, and subject to a floor amount). Based on our application of the PMIERs as of December 31, 2025, MGIC’s Available Assets totaled $5.7 billion, or $2.5 billion in excess of its Minimum Required Assets.
MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs; however, if our Available Assets fall below our Minimum Required Assets, we would not be in compliance with the PMIERs. Our ability to continue to comply with PMIERS financial requirements could be affected by several factors, including:
•Amendments to PMIERs, or changes to the way the GSEs interpret the existing PMIERs.
•An increase in the number of loan delinquencies. The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans, and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. If we are required to hold more capital relative to our insured loans it could adversely affect our business and results of operations.
•The credit we receive for the investments in our investment portfolio. Under PMIERs, specified assets are excluded, limited or haircut for purposes of being counted as Available Assets.
•Changes to the amount of credit we receive for risk ceded under our QSR and XOL Transactions. Our reinsurance transactions enable us to earn higher returns on our Minimum Required Assets than we would without them because they generally reduce the Minimum Required Assets we must hold under PMIERs. For additional information see our risk factors titled "Our

MGIC Investment Corporation 2025 Form 10-K | 46

underwriting practices and the mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring" and "Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions." in Item 1A.
•Failure to meet certain transactional approval conditions imposed by PMIERs. Such failure may restrict or delay us from taking certain actions that would be advantageous to our investors.

GSE Reform
FHFA placed the GSEs into conservatorship on September 7, 2008 and the FHFA has the authority to control and direct their operations. Given that the Director of the FHFA serves at the pleasure of the President, the agency's agenda, policies and actions may be influenced by the then-current administration.

Congress and executive branch officials have periodically proposed various plans for the reform of the GSEs, including through privatization and/or termination of FHFA's conservatorship. However, it is unclear what reforms will ultimately be implemented, if any, and what the time frame for any such reforms will be. The potential impact of any such plan on our business and financial results remains uncertain.

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

As of December 31, 2025, MGIC’s risk-to-capital ratio was 10.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A for more information about matters that could negatively impact our compliance with State Capital Requirements.

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current Mortgage Insurance regulations with the Model Act; however it is expected that modifications will be made before formal adoption.
Regulatory and Legislative Developments

Credit Score Modernization
Recently, FHFA, the GSEs and industry stakeholders have undertaken efforts to modernize credit scoring. These efforts center on the transition to reportedly more inclusive models that leverage trended and alternative data. In 2022, FHFA announced the validation of two new credit score models – VantageScore 4.0 and FICO 10T. In 2025, FHFA announced that it would permit lenders to deliver mortgage loans to the GSEs using a credit score generated by either the Classic FICO model or the VantageScore 4.0 model but the implementation date remains to be determined. FHFA has indicated that FICO 10T remains an approved credit score model and is planned for future use by the GSEs.

MGIC Investment Corporation 2025 Form 10-K | 47

In 2025, the FHFA also announced that inclusion of VantageScore 4.0 credit scores will not change the GSEs' current credit reporting requirements; however, some industry stakeholders have recently advocated for allowing lenders the option to use a single credit report from one national credit bureau for borrowers above a stated minimum.

While we anticipate some operational impacts when the GSEs finalize their implementation efforts, we do not foresee a material adverse impact on our overall business and financial results

Business Outlook for 2026
Our outlook for 2026 should be viewed against the backdrop of the business environment discussed above.

NIW
Our NIW is affected by total mortgage originations, the percentage of total mortgage originations using PMI (the "PMI penetration rate"), and our market share within the PMI industry. As of January 2026, the total average mortgage origination forecasts from Fannie Mae and the MBA indicate mortgage originations of $2.3 trillion in 2026, compared to an estimated $2.0 trillion in 2025. Both purchase originations and refinance transactions are forecasted to increase in 2026 when compared to 2025. We are expecting NIW to remain relatively flat in 2026 compared to 2025.

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

IIF
Our IIF increased 2.6% in 2025 and is expected to remain relatively flat in 2026. Our book of IIF is an important driver of our future revenues, and its growth is driven by our ability to generate NIW and the retention of our IIF, as measured by our Annual Persistency. Interest rates influence both our NIW and Annual Persistency. Generally speaking, in a rising rate environment, total mortgage originations may decline; however, we would also expect policy cancellation rates to decline, and in turn increase Annual Persistency, although the impact generally lags the change in interest rates. As of January 2026, forecasts from Fannie Mae and the MBA indicate a decrease in interest rates in 2026 compared to 2025, and a slowdown in the rate of home price appreciation.

Results of Operations
Premiums
Our direct premiums written and earned are impacted by our IIF during the period and our in force premium yield. We expect our in force portfolio premium yield to remain relatively flat in 2026 and we expect our net premiums written and earned to decrease modestly in 2026, driven by an increase in ceded premiums. Premiums earned are also impacted by the amount of accelerated premiums from single premium policy cancellations, which generally decrease as refinance activity decreases.

Our net premiums written and earned are primarily impacted by the changes in the direct premiums written and earned and by the amount of premiums we cede under our quota share and excess of loss reinsurance transactions. The amount of premiums we cede in 2026 will be affected by changes in our reinsurance coverage. Premiums we cede under our quota share transactions are also impacted by the profit commission we receive. The amount of profit commission is variable year-to-year and is dependent on the amount of ceded losses incurred. Increases in ceded losses incurred will benefit our losses incurred line, but will result in lower profit commission and higher ceded premiums.

Factors that affect the amount of premiums we earn from our IIF are further discussed in our "Consolidated Results of Operations - Premium yield."

Investment Income
Net investment income is a material contributor to our results of operations. We expect net investment income in 2026 to be relatively flat compared to 2025. The amount of investment income will be impacted by the change in the yield we can earn on investments and the level of invested assets. The level of invested assets will primarily be impacted by the amount of cash we expect to use in financing activities relative to our cash from operations. The magnitude of any change in our invested asset level will be subject to the timing of our financing activities.

Losses Incurred
Losses incurred, net is impacted by the level of new delinquency notices. Generally, on our primary business, the third and fourth year after loan origination have been periods with the highest level of new delinquency notices. As of December 31, 2025, 44% of our primary RIF was written subsequent to December 31, 2022, 61% of our primary RIF was written subsequent to December 31, 2021, and 80% of our primary RIF was written subsequent to December 31, 2020. The pattern of claim frequency can be affected by many factors, including Annual Persistency and deteriorating economic conditions. Home price appreciation and pre-claim third-party sales have mitigated net losses and LAE in recent years; however, the positive impact of both factors has moderated relative to prior years. We expect net losses and LAE paid to increase; however, the magnitude and timing of their increase is uncertain.

MGIC Investment Corporation 2025 Form 10-K | 48

Underwriting and Operating expenses, net
We expect underwriting and operating expenses, net to be relatively flat in 2026 compared with 2025.

Income Taxes
We expect our 2026 effective tax rate to be approximately 21%.

Key Factors Affecting Our Results
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions, such as interest rates, home prices, housing demand, level of employment, inflation, pandemics, restrictions on and costs of mortgage credit, and other factors. For additional information on how our business may be impacted see our risk factor titled “Economic downturns and/or declines in home prices may lead to increased losses.”

The future effects of climate change on our business are uncertain. For information about possible effects, please refer to our risk factor titled “The effects of pandemics, severe weather events, or other disasters may adversely impact our results of operations and financial condition.”

Our results of operations are affected by:

Premiums Written and Earned
Premiums written and earned during a given period are primarily driven by the insurance in force during all or a portion of the period. A change in the average IIF in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by the following factors:
•NIW: Increases IIF and is influenced by the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages from the FHA, the VA, and other mortgage insurers. Other alternatives to mortgage insurance also impact NIW, including GSE programs that may reduce or eliminate the demand for mortgage insurance.
•Cancellations: Reduce IIF and occur when borrowers refinance or achieve the required amount of home equity through loan amortization, loan payoffs, or home price appreciation. Refinance-related cancellations are influenced by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values relative to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Policy rescissions also cause cancellations requiring us to return any premiums received, from the date of default, on the rescinded policies and claim payments. Cancellations of single premium policies, which are generally non-refundable, result in immediate recognition of any remaining unearned premium.
•Premium rates: Vary by product type, the risk characteristics of the insured loans, competitive pressures, the percentage of coverage on the insured loans, and PMIERs capital requirements. The substantial majority of our monthly and annual mortgage insurance premiums are under premium plans for which, for the first ten years of the policy, the amount of premium is determined by multiplying the initial premium rate by the original loan balance; thereafter, the premium rate resets to a lower rate used for the remaining life of the policy. The remainder of our monthly and annual premiums are under premium plans for which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.
•Premiums ceded, net of profit commission: Ceded premiums under our QSR and XOL Transactions, are primarily affected by the percentage of our IIF subject to our reinsurance transactions. The profit commission under our QSR Transactions also varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred; higher levels of losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 7 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

Investment Income
Our investment portfolio is composed principally of investment grade fixed income securities. The primary factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums written, investment income, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases, and dividends.

Losses Incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” below, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first half of the year lower than new delinquencies in the latter half of the year. The state

MGIC Investment Corporation 2025 Form 10-K | 49

of the economy, local housing markets, pandemics, natural disasters, and various other factors may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:
•The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.
•The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.
•The size of loans insured, with higher average loan amounts on delinquent loans tending to increase losses incurred.
•The percentage of coverage on insured loans, with deeper average coverage on delinquent loans tending to increase losses incurred.
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
•Delinquencies covered by our reinsurance transactions would decrease losses incurred, net. See Note 7 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.
•The rate at which we rescind policies or curtail claims. Our estimated loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to such rescissions and denials as “rescissions” and variations of this term. We call reductions to claims "curtailments."

Underwriting and Other Expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our QSR Transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and changes in headcount. See Note 7 – “Reinsurance” and Note 14 – “Segment Reporting” to our consolidated financial statements for a discussion of ceding commission on our QSR Transactions and discussion on significant segment expenses.

Interest Expense
Interest expense reflects the interest associated with our outstanding debt obligations discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

Other
Certain activities that we do not consider being part of our fundamental operating activities may also impact our results of operations and are described below.
Gains (losses) on investments and other financial instruments:
•Fixed income securities: Investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and impairments on securities we intend to sell prior to recovery of its amortized cost basis. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
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

MGIC Investment Corporation 2025 Form 10-K | 50

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
For additional information about our IT systems and cybersecurity, see our risk factor titled “Failed, disrupted, or inadequate information technology systems may materially impact our operations and/or adversely affect our financial results" and "We could be materially adversely affected by a cyber security breach or failure of information security controls." in Item 1A and Item 1C. Cybersecurity.

MGIC Investment Corporation 2025 Form 10-K | 51

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

MGIC Investment Corporation 2025 Form 10-K | 52

Non-GAAP Reconciliations
Reconciliation of Income before Tax / Net Income to Adjusted Pre-Tax Operating Income / Adjusted Net Operating Income:

	Years Ended December 31,
	2025			2024
(in thousands)	Pre-tax	Tax Effect	Net (after-tax)	Pre-tax	Tax Effect	Net (after-tax)
Income before tax / Net income	$928,537	$190,190	$738,347	968,709	205,715	762,994
Adjustments:
Net realized investment (gains) losses	75	16	59	6,914	1,452	5,462
Adjusted pre-tax operating income / Adjusted net operating income	$928,612	$190,206	$738,406	$975,623	$207,167	$768,456

Reconciliation of Net Income per Diluted Share to Adjusted Net Operating Income per Diluted Share:

Weighted average shares - diluted			235,099			263,995
Net income per diluted share			$3.14			$2.89
Net realized investment (gains) losses			0.00			0.02
Adjusted net operating income per diluted share			$3.14			$2.91

MGIC Investment Corporation 2025 Form 10-K | 53

Mortgage Insurance Portfolio
New Insurance Written
NIW in 2025 was $60.2 billion compared with $55.7 billion in the prior year. The increase for the year ended December 31, 2025 reflects a higher expected market position compared with the same period in the prior year.

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. In general, these characteristics include mortgages with high LTV and DTI ratios and low credit scores, which are determined at the time of loan origination. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with DTI ratios over 45% and LTVs over 95% may fluctuate. We consider a variety of loan characteristics when assessing the risk of a loan.

The following tables provide information about loan characteristics associated with our NIW.

Primary NIW by FICO Score

	Years Ended December 31,
(% of primary NIW)	2025	2024
760 and greater	51.7%	50.9%
740 - 759	17.4%	17.4%
720 - 739	13.2%	13.5%
700 - 719	8.7%	9.1%
680 - 699	4.9%	5.2%
660 - 679	2.7%	2.8%
640 - 659	0.9%	0.8%
639 and less	0.5%	0.3%
Total	100.0%	100.0%

Primary NIW by Loan-to-Value

	Years Ended December 31,
(% of primary NIW)	2025	2024
95.01% and above	14.7%	13.7%
90.01% to 95.00%	46.2%	47.3%
85.01% to 90.00%	28.6%	27.7%
80.01% to 85%	10.5%	11.3%
Total	100.0%	100.0%

Primary NIW by Debt-to-Income Ratio

	Years Ended December 31,
(% of primary NIW)	2025	2024
45.01% and above	27.0%	28.9%
38.01% to 45.00%	30.5%	31.6%
38.00% and below	42.5%	39.5%
Total	100.0%	100.0%

Primary NIW by Policy Payment Type

	Years Ended December 31,
(% of primary NIW)	2025	2024
Monthly premiums	97.3%	97.6%
Single premiums	2.7%	2.4%
Total	100.0%	100.0%

MGIC Investment Corporation 2025 Form 10-K | 54

Primary NIW by Type of Mortgage

	Years Ended December 31,
(% of primary NIW)	2025	2024
Purchases	90.9%	96.0%
Refinances	9.1%	4.0%
Total	100.0%	100.0%

The following table provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, borrowers having FICO scores below 680, and borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by Number of Attributes Discussed Above

	Years Ended December 31,
(% of primary NIW)	2025	2024
One	36.2%	36.3%
Two or More	4.7%	5.0%

Insurance in Force and Risk in Force
The amount of our IIF and RIF is impacted by the amount of NIW, cancellations, and principal payments received on our primary IIF during the period. Cancellation activity is impacted by refinancing activity, policies cancelled when borrowers achieve the required amount of home equity, and cancellations due to claim payment. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. The following table presents a summary of the change in our IIF and RIF for the periods indicated.

Primary Insurance in Force and Risk in Force
	Years Ended December 31,
($ in billions)	2025	2024
NIW	$60.2	$55.7
Cancellations, principal payments, and other reductions	(52.5)	(53.8)
Increase (decrease) in primary IIF	$7.7	$1.9

Direct primary IIF as of December 31,	$303.1	$295.4

Direct primary RIF as of December 31,	$81.2	$78.8

The composition of our primary RIF and IIF by policy year is shown below for the periods indicated.

Primary Insurance in Force and Risk in Force by Policy Year
	As of December 31,
($ in millions)	2025		2024
Policy year	Insurance in force	Risk in Force	Insurance in Force	Risk in Force
2004 and prior	$1,013	$288	$1,155	$327
2005 - 2008	7,735	2,069	8,655	2,312
2009 - 2019	21,084	5,582	27,233	7,225
2020	29,369	8,109	37,968	10,375
2021	56,502	15,795	69,839	18,992
2022	51,788	13,992	59,317	15,865
2023	33,023	8,602	38,978	10,109
2024	46,960	12,266	52,252	13,608
2025	55,610	14,521	—	—
Total	$303,084	$81,224	$295,397	$78,813

MGIC Investment Corporation 2025 Form 10-K | 55

The following table sets forth portfolio statistics associated with our primary IIF and RIF as of December 31, 2025.

Portfolio Statistics by Policy Year
	Weighted Avg. Interest Rate	Delinquency Rate %	Cede Rate % (1)	% of Original Remaining IIF
Policy Year
2004 and prior	7.3%	12.4%	—%	N.M.
2005-2008	7.0%	9.3%	—%	3.2%
2009-2019	4.3%	4.2%	—%	5.4%
2020	3.2%	1.7%	5.0%	25.7%
2021	3.1%	2.2%	27.5%	47.9%
2022	4.9%	2.5%	30.9%	69.8%
2023	6.6%	2.0%	26.8%	71.8%
2024	6.6%	1.3%	30.6%	83.5%
2025	6.5%	0.3%	39.3%	94.6%
(1)Cede Rate % is calculated as the risk in force ceded to our QSR Transactions divided by the total risk in force.

Credit Profile of Our Primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. We believe changes such as more rigorous underwriting standards, higher quality credit profiles, strengthened mortgage loan servicing, and government support to help borrowers stay in their homes, have led to improved credit performance on our 2009 and later books. For additional information on the composition of our primary RIF see "Our Products and Services - Business"

Annual Persistency
Our Annual Persistency was 84.8% at December 31, 2025 and December 31, 2024. Since 2018, our Annual Persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

CRT Programs
In connection with the GSEs CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $482 million and $392 million as of December 31, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation 2025 Form 10-K | 56

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of our Consolidated Results of Operations for the two-year period ended December 31, 2025. For a discussion of the Critical Accounting Estimates used by us that affect the Consolidated Results of Operations, see "Critical Accounting Estimates" below.

Summary Results of Operations

	Year Ended December 31,
(in thousands, except per share data and effective tax rate)	2025	2024	Change
Revenues
Net premiums earned	$965,812	$970,807	(1)%
Net investment income	246,258	244,640	1%
Net gains (losses) on investments and other financial instruments	334	(9,846)	N/M
Other revenue	1,232	2,130	(42)%
Total revenues	1,213,636	1,207,731	0%
Losses and expenses
Losses incurred, net	48,903	(14,861)	N/M
Underwriting and other expenses, net	200,593	218,281	(8)%
Interest expense	35,603	35,602	0%
Total losses and expenses	285,099	239,022	19%
Income before tax	928,537	968,709	(4)%
Provision for income taxes	190,190	205,715	(8)%
Net income	$738,347	$762,994	(3)%
Net income per diluted share	$3.14	$2.89	9%
Effective tax rate	20.5%	21.2%	(0.7) bps

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$928,612	$975,623	(5)%
Adjusted net operating income	738,406	768,456	(4)%
Adjusted net operating income per diluted share	$3.14	$2.91	8%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

Net income for 2025 was $738.3 million (2024: $763.0 million) and diluted income per share was $3.14 (2024: $2.89). The decrease in net income is primarily due to an increase in losses incurred, net, partially offset by a decrease in underwriting and other expenses, net, and a decrease in the provision for income taxes. Diluted income per share increased primarily due to a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in net income.

Adjusted net operating income for 2025 was $738.4 million (2024: $768.5 million) and adjusted net operating income per diluted share was $3.14 (2024: $2.91). The decrease in adjusted net operating income in 2025 compared to 2024 is primarily reflects a decrease in net income. The increase in adjusted net operating income per diluted share primarily reflects a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in adjusted net operating income.

MGIC Investment Corporation 2025 Form 10-K | 57

Revenues
Net Premiums Earned

Premium yield
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for 2025 and 2024.

Premium Yield

	Year Ended December 31,
(in basis points)	2025	2024
In force portfolio yield (1)	38.1	38.4
Premium refunds	(0.2)	0.0
Accelerated earnings on single premium policies	0.2	0.3
Total direct premium yield	38.1	38.7
Ceded premiums earned, net of profit commission and assumed premiums (2)	(5.9)	(5.7)
Net premium yield	32.2	33.0
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps in 2025 and 0.5 bps in 2024.

The key drivers of our net premium yield are listed below:

In force Portfolio Yield
è
The yield on our current IIF is impacted by the premium rates on our IIF. Premium rates are generally affected by risk characteristics on our NIW, competition in the industry, and the amount of capital we are required to hold.

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
The benefit from accelerated earned premium from cancellation of single premium policies prior to their estimated policy life is influenced by the level of refinance activity during a given period. An elevated level of refinance activity increases the benefit received from accelerated earned premium while a low level of refinance activity reduces the benefit from accelerated earned premium.

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

As discussed in our risk factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses," the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect our in force portfolio premium yield will remain relatively flat in 2026 driven by sustained high credit quality and an elevated Annual Persistency.

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
•We cede a fixed percentage of premiums earned and received on insurance covered by the transactions.
•We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a "dollar for dollar" basis and can be eliminated at loss levels higher than what we

MGIC Investment Corporation 2025 Form 10-K | 58

have experienced on the QSR Transactions. As a result, lower levels of ceded losses incurred result in less benefit from ceded losses incurred, and a higher profit commission; higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
•We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
•We cede a fixed percentage of losses incurred on insurance covered by the transactions.

The following table provides information related to our QSR Transactions for 2025 and 2024.

Quota Share Reinsurance

	As of and For the Years Ended December 31,
($ in thousands)	2025	2024
Ceded premiums written and earned, net of profit commission	$128,853	$115,306
% of direct premiums written	12%	10%
% of direct premiums earned	11%	10%
Profit commission	121,942	108,368
Ceding commissions	50,105	44,532
Ceded losses incurred	28,402	20,607

Mortgage insurance portfolio:
Ceded RIF (in millions)
2021 QSR	3,781	5,180
2022 QSR	3,578	4,252
2023 QSR	1,812	2,116
2024 QSR	3,139	3,575
2025 QSR	5,062	N/A
Credit Union QSR	3,218	2,855
Total ceded RIF	$20,590	$17,978

The increase in profit commission in 2025 was primarily due to an increase in premiums ceded under our QSR Transactions, offset by an increase in losses incurred. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

We executed two 40% QSR Transactions with groups of unaffiliated reinsurers covering eligible NIW in 2026 and NIW in 2027. Additionally, we amended the terms on our 2022 quota share reinsurance transaction with certain participants from the existing reinsurance panel. The quota share cede rate decreased from 30% to 28%, effective December 31, 2025.

Covered Risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	As of and For the Years Ended December 31,
	2025	2024
NIW subject to QSR Transactions	87.2%	86.9%
New Risk Written subject to QSR Transactions	93.1%	92.9%
IIF subject to QSR Transactions	73.8%	68.2%
RIF subject to QSR Transactions	77.1%	71.5%

Excess of Loss Reinsurance
We have XOL Transactions with panels of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transactions”) and with unaffiliated special purpose insurers (“Home Re Transactions”). For policies covered by our XOL Transactions, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans until the initial excess of loss reinsurance coverage layer has been finalized. Our XOL Transactions provide reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from January 1, 2020 through December 31, 2025.

MGIC Investment Corporation 2025 Form 10-K | 59

The calculated credit for XOL Transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is haircut for the uncollateralized portion of the reinsured risk and is generally not given for the reinsured risk above the PMIERs requirement. The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions as of December 31, 2025, are as follows:

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2025 Traditional XOL	2.53%	6.53%	2.53%	6.53%	$146,038
2024 Traditional XOL	2.67%	6.67%	3.03%	7.58%	180,004
2023 Traditional XOL	2.91%	6.91%	3.76%	7.27%	61,723
2022 Traditional XOL	2.60%	7.10%	3.27%	7.47%	96,471
2021 Traditional XOL	1.25%	3.48%	1.32%	3.67%	240,346
2020 Traditional XOL	0.75%	3.50%	0.93%	4.33%	240,883
Home Re 2023-1	3.00%	6.75%	3.79%	7.25%	205,355
Home Re 2022-1	2.75%	6.75%	4.54%	7.50%	164,661
Home Re 2021-2	2.10%	6.50%	5.00%	7.26%	64,312
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

In 2025, we executed an XOL Transaction which will provide up to $184 million of reinsurance coverage on NIW in 2026.

In January 2026, through an insurance linked note transaction, we executed a $324 million excess of loss reinsurance agreement that covers certain policies written between January 1, 2022 and March 31, 2025.

Ceded premiums on our XOL Transactions were $61.1 million and $66.6 million for the years ended December 31, 2025 and 2024, respectively.

See Note 7 - "Reinsurance," to our consolidated financial statements for additional discussion of our XOL Transactions.

Investment Income
Net investment income increased 1% to $246.3 million in 2025 compared to $244.6 million in 2024. See "Balance Sheet Review" in this MD&A for further discussion regarding our investment portfolio.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); the effectiveness of loss mitigation efforts; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates.

Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, which may reduce borrowers' income and their ability to make mortgage payments. Additionally, the impact of past and future government initiatives and actions taken by the GSEs to keep borrowers in their homes may impact our estimates. A decline in housing values may affect borrowers' willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in future periods will also be dependent on the number of loans reported to us as delinquent. Changes in our estimates arising from the factors described above or due to other unforeseen circumstances could materially affect our financial results, even in a stable economic environment.

MGIC Investment Corporation 2025 Form 10-K | 60

Generally, losses follow a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors, may result in delinquencies not following the typical pattern.

For information on how pandemics and natural disasters could affect losses incurred, net see our risk factors titled “The effects of pandemics, severe weather events, or other disasters may adversely impact our results of operations and financial condition." As discussed in our risk factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of December 31, 2025, through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

The following table details the financial impact of the significant components of losses incurred for the periods indicated.

Composition of Losses Incurred

	Year Ended December 31,
($ in thousands)	2025	2024
Current year / New notices	$204,082	$197,615
Prior year reserve development	(155,179)	(212,476)
Losses incurred, net	$48,903	$(14,861)
Loss Ratio	5.1%	(1.5)%
The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

See "New notice activity" and "Claims severity" below for additional factors and trends that impact these loss reserve assumptions

Delinquency Inventory
A roll-forward of our primary delinquency inventory for the years ended December 31, 2025 and 2024 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency Inventory Roll-Forward
	2025	2024
Beginning delinquent inventory	26,791	25,650
New notices	53,006	51,427
Cures	(51,015)	(48,731)
Paid claims	(1,371)	(1,318)
Rescissions and denials	(91)	(84)
Other items removed from inventory	(248)	(153)
Ending delinquent inventory	27,072	26,791

MGIC Investment Corporation 2025 Form 10-K | 61

New Notice Activity
The table below presents our new notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New Notices and Delinquency Inventory during the Period
December 31, 2025
Policy Year	New Notices Received in the Year Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	2,685	1,557	14
2005-2008	8,368	4,871	14
2009-2015	1,295	741	9
2016	1,146	518	8
2017	2,077	1,005	7
2018	2,742	1,424	7
2019	2,773	1,369	7
2020	5,022	2,268	6
2021	10,062	4,739	6
2022	8,238	4,227	6
2023	4,063	2,044	6
2024	3,779	1,844	5
2025	756	465	3
Total	53,006	27,072	8
Claim rate on new notices (1)	7.5%

December 31, 2024
Policy Year	New Notices Received in the Year Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	3,077	1,793	15
2005-2008	9,707	5,857	15
2009-2015	1,889	976	10
2016	1,576	772	8
2017	2,516	1,205	7
2018	3,078	1,628	7
2019	3,058	1,505	7
2020	5,304	2,421	6
2021	10,096	4,796	6
2022	7,409	3,803	5
2023	2,831	1,464	4
2024	886	571	3
Total	51,427	26,791	9
Claim rate on new notices (1)	7.5%
(1) Claim rate at the time new delinquency notices are received.

Claims Severity
Factors that impact claim severity include:

è	economic conditions at that time, including home prices compared to home prices at the time of placement of coverage
è	exposure on the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 8 - "Loss Reserves," our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. In recent years, an increase in third party property sales, prior to claim settlement has resulted in a decrease in the average claim paid and the average claim paid as

MGIC Investment Corporation 2025 Form 10-K | 62

a percentage of exposure. We expect average claims paid as a percentage of exposure to increase as we receive delinquencies that have not experienced the same level of home price appreciation. The extent and timing of their increase is uncertain.

The majority of loans insured prior to 2014 (which represent 24% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims Severity Trend

Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q4 2025	$59,228	$46,061	77.8%	29
Q3 2025	55,846	39,689	71.1%	30
Q2 2025	50,411	36,536	72.5%	30
Q1 2025	55,297	38,826	70.2%	34
Q4 2024	51,368	34,042	66.3%	35
Q3 2024	47,779	27,249	57.0%	34
Q2 2024	49,623	30,578	61.6%	36
Q1 2024	45,284	28,267	62.4%	40

See Note 8 – “Loss Reserves” to our consolidated financial statements and “Critical Accounting Estimates” below for a discussion of our losses incurred and claims paying practices (including curtailments).

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Delinquency Inventory - Consecutive Months Delinquent

	December 31,
	2025	2024
3 months or less	10,389	10,352
4 - 11 months	9,559	9,281
12 months or more (1)	7,124	7,158
Total	27,072	26,791

3 months or less	38%	38%
4 - 11 months	35%	35%
12 months or more	27%	27%
Total	100%	100%

(1)Approximately 22% and 27% of the delinquency inventory that has been delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of December 31, 2025 and 2024, respectively.

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

MGIC Investment Corporation 2025 Form 10-K | 63

Delinquent Inventory - Number of Payments Delinquent

	2025	2024
3 payments or less	14,121	14,135
4 - 11 payments	8,747	8,392
12 payments or more (1)	4,204	4,264
Total	27,072	26,791

3 payments or less	52%	53%
4 - 11 payments	32%	31%
12 payments or more	16%	16%
Total	100%	100%
(1)Approximately 16% and 25% of the loans in the delinquency inventory with 12 payments or more delinquent have at least 36 payments delinquent as of December 31, 2025, and 2024, respectively.

Net Losses and LAE Paid
Net losses and LAE paid increased $12 million in 2025 when compared with 2024, primarily driven by an increase in average claim paid. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid. Home price appreciation and pre-claim third-party sales have mitigated net losses and LAE in recent years; however, the positive impact of both factors has moderated relative to prior years We expect net losses and LAE paid to increase; however, the magnitude and timing of their increase is uncertain.

The following table presents our net losses and LAE paid in 2025 and 2024.

Net Losses and LAE Paid

(in millions)	2025	2024
Direct primary (excluding settlements)	$55	$39
NPL settlements	4	2
Reinsurance	(9)	(3)
LAE and other	5	7
Reinsurance terminations (1)	(1)	(3)
Net losses and LAE paid	$54	$42
(1)See Note 7 - "Reinsurance" for additional information on our reinsurance terminations

Loss Reserves
The gross loss reserves as of December 31, 2025, and 2024 appear in the table below.

Gross Loss Reserves

	December 31,
	2025	2024
Primary (in millions):
Direct case loss reserves	$412	$402
Direct IBNR and LAE reserves	60	58
Total primary direct loss reserves	472	460

Ending delinquent inventory (count based)	27,072	26,791
Percentage of loans delinquent (delinquency rate)	2.43%	2.40%
Average total primary loss reserves per delinquency	$17,449	$17,159
Primary claims received inventory included in ending delinquent inventory (count based)	398	319

MGIC Investment Corporation 2025 Form 10-K | 64

The primary delinquency inventory for the top 15 jurisdictions (based on December 31, 2025 delinquency inventory) at December 31, 2025 and 2024 appears in table the below.

Primary Delinquency Inventory by Jurisdiction

	2025	2024
Florida *	2,291	2,648
Texas	2,245	2,207
Illinois *	1,769	1,762
California	1,623	1,499
Pennsylvania *	1,522	1,504
Michigan	1,301	1,231
Ohio *	1,276	1,268
New York *	1,204	1,229
Georgia	1,040	1,025
Maryland	807	655
New Jersey *	783	753
North Carolina	766	880
Indiana *	693	690
Minnesota	651	616
Virginia	581	526
All other jurisdictions	8,520	8,298
Total	27,072	26,791

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average RIF on delinquent loans as of December 31, 2025 and 2024 for the top 5 jurisdictions (based on December 31, 2025 delinquency inventory) appears in the following table.

Primary Average RIF - Delinquent Loans

	2025	2024
Florida	$73,620	$70,377
Texas	68,787	63,943
Illinois	48,443	46,311
California	114,904	109,226
Pennsylvania	48,413	45,227
All other jurisdictions	59,991	56,525
Total all jurisdictions	$63,760	$60,148
The primary average RIF on all loans was $72,995 and $70,475 at December 31, 2025 and December 31, 2024, respectively. The increase is primarily due to an increase in the average loan balances in recent years.

MGIC Investment Corporation 2025 Form 10-K | 65

The primary delinquency inventory by policy year at December 31, 2025 and 2024 appears in the following table.

Primary Delinquency Inventory by Policy Year

	2025	2024
2004 and prior	1,557	1,793
2004 and prior %:	6%	7%
2005 - 2008	4,871	5,857
2005 - 2008%	18%	22%
2009 - 2015	741	976
2009 - 2015%	3%	3%
2016	518	772
2017	1,005	1,205
2018	1,424	1,628
2019	1,369	1,505
2020	2,268	2,421
2021	4,739	4,796
2022	4,227	3,803
2023	2,044	1,464
2024	1,844	571
2025	465	—
2016 and later %:	73%	68%

Total	27,072	26,791
Generally, on our primary business, the third and fourth year after loan origination have been periods with the highest level of new delinquency notices. Factors such as Annual Persistency and deteriorating economic conditions can impact the level and frequency of new notices we receive during a given period. As of December 31, 2025, 44% of our primary RIF was written subsequent to December 31, 2022, 61% of our primary RIF was written subsequent to December 31, 2021, and 80% of our primary RIF was written subsequent to December 31, 2020.

Underwriting and Other Expenses, Net
Underwriting and other expenses includes items such as employee compensation costs, outside service expenses, premium taxes, and depreciation and maintenance expense, and are reported net of ceding commissions.

Underwriting and other expenses, net for 2025 decreased to $200.6 million from $218.3 million in 2024. The decrease was primarily due to a decrease in employee costs. See Note 14. - "Segment Reporting" to our consolidated financial statements for a discussion around significant segment expenses.

	Year Ended December 31,
	2025	2024
Underwriting expense ratio	21.4%	23.0%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC to net premiums written. The underwriting expense ratio decreased in 2025 compared with 2024 due to a decrease in underwriting and operating expenses, net, and an increase in net premiums written.

Income Tax Expense and Effective Tax Rate
Our provision for income taxes for 2025 decreased to $190.2 million from $205.7 million in 2024 primarily due to a decrease in income before tax and a benefit recognized for the purchase of transferable federal tax credits. Our effective tax rate for 2025 and 2024 approximated the federal statutory income tax rate of 21%. See Note 16 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation 2025 Form 10-K | 66

Balance Sheet Review
The following sections focus on the assets and liabilities experiencing major developments in 2025.
Consolidated Balance Sheets - Assets

	As of December 31,
(in thousands)	2025	2024	% Change
Investments	$5,807,662	$5,867,560	(1)
Cash and cash equivalents	368,989	229,485	61
Reinsurance recoverable on loss reserves (1)	65,055	47,281	38
Deferred incomes taxes, net	18,512	69,875	(74)
Other assets	379,268	333,034	14
Total Assets	$6,639,486	$6,547,235	1
(1) See "Liabilities and Equity" section below for further discussion.

Investment Portfolio - Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities. The return we generate on our investment portfolio is an important component of our consolidated financial results. The investment portfolio is designed to achieve the following objectives:

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
(1)Primarily MGIC

To achieve our portfolio objectives, our asset allocation considers the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by, and based on, the following factors:

è	economic and market outlooks;
è	diversification effects;
è	security duration;
è	liquidity;
è	capital considerations; and
è	income tax rates.

The average duration and embedded investment yield of our investment portfolio as of December 31, 2025 and 2024 is shown in the following table.

Portfolio Duration and Embedded Investment Yield

	December 31,
	2025	2024
Effective Duration (in years)	4.2	3.9
Pre-tax yield (1)	4.0%	4.0%
After-tax yield (1)	3.2%	3.2%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The credit risk of a security is evaluated through analysis of the security's underlying fundamentals, including the issuer's sector, scale, profitability, debt coverage, and ratings. Our investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. The following table shows the security ratings of our fixed income investments as of December 31, 2025 and 2024.

MGIC Investment Corporation 2025 Form 10-K | 67

Fixed income security ratings
Security Ratings (1)	December 31, 2025	December 31, 2024
AAA	12%	10%
AA	36%	34%
A	34%	36%
BBB	18%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Our investment portfolio was invested in comparable security types for the years ended December 31, 2025 and December 31, 2024. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

Investments Outlook
The Federal Open Market Committee ("FOMC") reduced the federal funds rate three times in 2025, taking the rate from 4.50% to 3.75%. The FOMC held the federal funds rate at 3.75% in January, as it aims to support the labor market while being committed to returning inflation to its long-run target of 2.00%. The lagged effects of the FOMC’s actions and other ongoing macroeconomic and geopolitical factors could create economic uncertainty and alter forward rate expectations, which may result in interest rate and credit spread volatility. Market volatility resulting from these factors, particularly the absolute level of rates and the rate of change, will continue to impact our investment valuations and returns.

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

Cash and Cash Equivalents - Cash and cash equivalents increased to $369.0 million as of December 31, 2025 (2024: $229.5 million), as net cash generated from operating and investing activities was only partially offset by cash used in financing activities.

Deferred Income Taxes - Our net deferred tax asset was $18.5 million as of December 31, 2025 (2024: $69.9 million). The change to our deferred tax asset during 2025 was primarily due to the change in the fair market value of our investment portfolio and our accelerated deduction of research and experimental costs allowable under 2025 tax legislation. We owned $984.2 million and $968.2 million of tax and loss bonds at December 31, 2025 and December 31, 2024, respectively. See Note 16 – “Income Taxes” to our consolidated financial statements for additional disclosure on the components of our deferred tax assets and liabilities.

Consolidated Balance Sheets - Liabilities and Equity

	As of December 31,
(In thousands)	2025	2024	% Change
Liabilities
Loss reserves	$474,884	$462,662	3
Unearned premiums	93,026	120,360	(23)
Long-term debt	646,138	644,667	0
Federal tax credit payable	135,344	12,535	N/M
Other liabilities	142,543	134,636	6
Total Liabilities	$1,491,935	$1,374,860	9

Shareholders' equity
Common stock	$219,367	$248,449	(12)
Paid-in capital	1,812,463	1,808,236	0
AOCI, net of tax	(134,394)	(288,162)	53
Retained earnings	3,250,115	3,403,852	(5)
Total	$5,147,551	$5,172,375	0

Loss Reserves and Reinsurance Recoverable on Loss Reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross loss reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves increased to $474.9 million as of December 31, 2025, from $462.7 million of December 31, 2024. Reinsurance recoverables on loss reserves were $65.1 million and $47.3 million as of December 31, 2025 and December 31, 2024, respectively. Reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions. The increase in our loss reserves was primarily driven by loss reserves

MGIC Investment Corporation 2025 Form 10-K | 68

established on new delinquency notices, offset partially by favorable development on previously received delinquencies. See Note 8 - "Loss Reserves" to our consolidated financial statements for additional information on the composition of our loss reserves.

Unearned Premium - Our unearned premium decreased to $93.0 million as of December 31, 2025 from $120.4 million as of December 31, 2024 primarily due to the run-off of unearned premium on our existing portfolio of single premium policies, partially offset by new premium written on single premium policies.

Federal tax credit payable - We have purchased transferable federal tax credits from third parties. The increase to the federal tax credit payable in 2025 is primarily due to amounts owed to third parties for purchased credits.

Shareholders' Equity - The decrease in shareholders' equity primarily relates to the repurchases of our common stock and dividends paid to shareholders, partially offset by net income for the year ended December 31, 2025.

MGIC Investment Corporation 2025 Form 10-K | 69

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

Summary of Consolidated Cash Flows

	Years ended December 31,
(In thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$852,798	$725,032
Investing activities	228,374	(142,005)
Financing activities	(940,285)	(719,044)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$140,887	$(136,017)

Operating Activities
The following list highlights the major sources and uses of cash flow from operating activities:

Sources
+	Premiums received
+	Loss payments from reinsurers
+	Investment income

Uses
-	Claim payments
-	Premium ceded to reinsurers
-	Interest expense
-	Operating expenses
-	Tax payments
Our largest source of cash is from premiums received from our insurance policies, which we receive on a monthly installment basis for most policies. Our largest cash outflows have generally been for our operating expenses and claims paid on our mortgage insurance policies. Net cash provided by operating activities in 2025 increased compared to 2024 primarily due to a decrease in taxes paid, an increase in premiums received, and a decrease in underwriting expenses paid, partially offset by an increase in losses paid, net.

We invest our net cash flow in various investment securities that earn interest. We also use cash to pay for our ongoing expenses such as employee costs, outside service expenses and debt interest.

In connection with our reinsurance transactions, we cede, or pay out, part of the premiums we receive to our reinsurers and collect cash when claims subject to our reinsurance coverage are paid.

In the next twelve months we will pay approximately $134.6 million for amounts owed to third parties for our purchase of transferable federal tax credits.

We also have purchase obligations totaling approximately $19.4 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $12.3 million for our purchase obligations.

We do not expect to make a contribution to the pension plan in 2026 and distributions from the supplemental executive retirement plan will be funded as incurred. The net funded status (the market value of our plan assets compared to the projected benefit obligation) will impact future contributions to our qualified pension plan.

MGIC Investment Corporation 2025 Form 10-K | 70

Investing Activities
The following list highlights the major sources and uses of cash flow from investing activities:

Sources
+	Proceeds from sales of investments
+	Proceeds from maturity of fixed income securities

Uses
-	Purchases of investments

We maintain an investment portfolio that is primarily invested in a diverse mix of fixed income securities. Net cash flows provided from investing activities in 2025 primarily reflects sales of fixed income securities that exceeded purchases of fixed income securities. Net cash flows used in investing activities in 2024 primarily reflected purchases of fixed income securities that exceeded sales of fixed income securities. For additional information on the composition of our investment portfolio refer to "Balance Sheet Review".

Financing Activities
The following list highlights the major sources and uses of cash flow from financing activities:

Sources
+	Proceeds from debt and/or common stock issuances

Uses
-	Repayment/repurchase of debt
-	Repurchase of common stock
-	Payment of dividends to shareholders
-	Payment of withholding taxes related to share-based compensation net share settlement
Net cash flows used in financing activities in 2025 and 2024 primarily reflects the repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

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

Our capital management objectives are to:
•influence and maintain compliance with capital requirements,
•maintain access to capital and reinsurance markets,
•manage our capital to support our business strategies and the competing priorities of relevant stakeholders,
•assess appropriate uses for capital that cannot be deployed in support of our business strategies, including the size and form of capital return to shareholders, and
•support business opportunities by enabling capital flexibility and efficiently using company resources.

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

MGIC Investment Corporation 2025 Form 10-K | 71

Capital Structure
The following table summarizes our capital structure as of December 31, 2025, and 2024.

(In thousands, except ratio)	2025	2024
Common stock, paid-in capital, retained earnings	$5,281,945	$5,460,537
Accumulated other comprehensive loss, net of tax	(134,394)	(288,162)
Total shareholders' equity	5,147,551	5,172,375
Long-term debt, par value	650,000	650,000
Total capital resources	$5,797,551	$5,822,375

Ratio of long-term debt to shareholders' equity	12.6%	12.6%

The decrease in shareholders' equity primarily relates to the repurchases of our common stock and dividends paid to shareholders, partially offset by net income in the year ended December 31, 2025. See Note 11 - "Shareholders' Equity" for further information.

Debt Obligations - Holding Company
As of December 31, 2025, our holding company's debt obligations was $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 3 - "Debt" for further information on our outstanding debt obligations impacting our consolidated financial statements in 2025 and 2024.

Liquidity Analysis - Holding Company
Our holding company had approximately $1.1 billion in cash and investments as of December 31, 2025 and December 31, 2024, respectively. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 13 - “Statutory Information” to our consolidated financial statements for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

During 2025 and 2024, we repurchased 30.1 million and 25.3 million shares of our common stock for $782.0 million and $566.6 million, respectively. Through February 20, 2026 we repurchased 4.5 million shares of our common stock for $120.5 million. The repurchase programs may be suspended or discontinued at any time. In 2026, we expect share repurchase programs will remain our primary means of returning capital to shareholders.

In 2025, we paid dividends of $0.13 to shareholders in the first and second quarters and $0.15 to shareholders in the third and fourth quarters. On January 27, 2026, our Board of Directors declared a quarterly cash dividend of $0.15 per common share to shareholders of record on February 17, 2026, payable on March 6, 2026. We expect to continue to make dividend payments to shareholders in 2026.

Over the next twelve months the principal demand on our holding company resources will be interest payments on our 5.25% Notes approximating $34.0 million, based on the debt outstanding at December 31, 2025, and dividends to our shareholders. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

We may use holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions.

Significant cash and investments inflows at our holding company during the year were:
•$800.0 million dividends received from MGIC,
•$101.7 million intercompany tax receipts, and
•$31.9 million of investment income.

Significant cash outflows at our holding company during the year were:
•$788.6 million of net share repurchase transactions,
•$132.5 million of cash dividends paid to shareholders, and
•$34.1 million of interest payments on our outstanding debt obligations.

The net unrealized losses on our holding company investment portfolio were approximately $0.4 million at December 31, 2025 and the portfolio had a modified duration of approximately 0.7 years.

MGIC Investment Corporation 2025 Form 10-K | 72

The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2026, MGIC can pay $89 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2025 and 2024, MGIC paid a cash and/or investment security dividend of $800 million and $750 million, respectively, to our holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the Board of Directors, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Scheduled debt maturities beyond the next twelve months include $650 million of our 5.25% Notes in 2028. See Note 3 – “Debt” to our consolidated financial statements for additional information about our long term debt. The description in Note 3 - “Debt" to our consolidated financial statements is qualified in its entirety by the terms of the notes. The terms of our 5.25% Notes are contained in a Supplemental Indenture, dated as of August 12, 2020, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on August 12, 2020, and in the Indenture dated as of October 15, 2000 between us and the trustee.

Although not anticipated in the near term, we may also contribute funds to our insurance operations to comply with the PMIERs or the State Capital Requirements. See “Overview – PMIERs” above for a discussion of these requirements.

Debt at Subsidiaries
MGIC did not have any outstanding debt obligations at December 31, 2025. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity through a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of December 31, 2025, MGIC’s Available Assets under the PMIERs totaled approximately $5.7 billion, an excess of approximately $2.5 billion over its Minimum Required Assets; MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs.

The table below presents the PMIERs capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

	December 31,
(In millions)	2025	2024
QSR Transactions	$1,402	$1,177
Home Re Transactions	434	666
Traditional XOL Transactions	966	388
Total capital credit for reinsurance transactions	$2,802	$2,231
The total calculated PMIERs credit for risk ceded under our XOL Transactions are based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (See Note 1 - “Nature of Business and Basis of Presentation”.)

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. Refer to "Overview - PMIERs" of this MD&A and our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility” in Item 1A. for further discussion of PMIERs.

Risk-to-Capital
The risk-to-capital ratio is our net RIF divided by our policyholders' position. Our net RIF includes primary RIF and excludes risk on policies for which case loss reserves have been established and the risk covered by reinsurance transactions. MGIC's policyholders’ position consists primarily of statutory policyholders’ surplus (which generally changes due to statutory net income/loss and dividends paid, among other things), plus the statutory contingency loss reserve. The statutory contingency loss reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to a contingency loss reserve of approximately 50% of earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency loss reserve when incurred losses exceed 35% of earned premiums in a calendar year.

MGIC Investment Corporation 2025 Form 10-K | 73

The table below presents MGIC's risk-to-capital calculation.

Risk-to-Capital - MGIC

	December 31,
(In millions)	2025	2024
RIF - net (1)	$57,598	$58,213
Statutory policyholders' surplus	$887	$973
Statutory contingency reserve	4,853	4,833
Statutory policyholders' position	$5,740	$5,806
Risk-to-capital	10.0:1	10.0:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies for which case loss reserves have been established ($1.8 billion at December 31, 2025 and $1.8 billion at December 31, 2024).

For additional information regarding regulatory capital see Note 13 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

Financial Strength Ratings
Financial strength ratings are published by third-party rating agencies as an independent opinion of an insurer’s financial strength and ability to meet ongoing insurance and contract obligations. The financial strength ratings for MGIC and MAC through the date of this filing are listed below:

MGIC Financial Strength Ratings			MAC Financial Strength Ratings

Rating Agency	Rating	Outlook	Rating Agency	Rating	Outlook
Moody's Investors Service	A2	Stable	Standard and Poor's Rating Services	A-	Positive
Standard and Poor's Rating Services	A-	Positive	A.M. Best	A	Stable
A.M. Best	A	Stable
For further information about the importance of MGIC’s ratings and rating methodologies, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses” in Item 1A.

MGIC Investment Corporation 2025 Form 10-K | 74

Critical Accounting Estimates
The accounting estimate described below requires significant judgments and estimates in the preparation of our consolidated financial statements.

Loss Reserves
The estimation of case loss reserves is subject to inherent uncertainty and requires significant judgment by management. Changes to our estimates could result in a material impact to our consolidated results and financial position, even in a stable economic environment.

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

Our estimate of loss reserves is sensitive to changes in claim rate and claim severity; it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2025, assuming all other factors remain constant, a $1,000 increase/decrease in the average claim severity reserve factor would change the reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $19 million. Historically, it has not been uncommon for us to experience variability in the development of loss reserves from period to period, as shown in the table below:

Historical Development of Loss Reserves

(In thousands)	Losses incurred related to prior years (1)	Reserve at end of prior year
2025	(155,179)	462,662
2024	(212,476)	505,379
2023	(208,514)	557,988
2022	(404,130)	883,522
2021	(60,015)	880,537
(1)A negative number for a prior year indicates a redundancy of loss reserves. A positive number for a prior year indicates a deficiency of loss reserves.
See Note 8 – “Loss Reserves” to our consolidated financial statements for a discussion of recent loss development.

MGIC Investment Corporation 2025 Form 10-K | 75

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section E, Investment Portfolio" in Item 1.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2025, the effective duration of our fixed income investment portfolio was 4.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Balance Sheet Review– Investment Portfolio" in Item 7.

MGIC Investment Corporation 2025 Form 10-K | 76

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements are filed pursuant to this Item 8:

MGIC Investment Corporation 2025 Form 10-K | 77

MGIC Investment Corporation and Subsidiaries
Consolidated Balance Sheets

		December 31,
(In thousands)	Note	2025	2024
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost 2025 - $5,642,929; 2024 - $5,838,145)		$5,489,945	$5,511,564
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2025 - $301,072; 2024 - $339,978)		301,286	340,125
Equity securities, at fair value (cost, 2025 - $16,286; 2024 - $16,146)		15,322	14,762
Other invested assets, at cost		1,109	1,109
Total investment portfolio		5,807,662	5,867,560

Cash and cash equivalents		368,989	229,485
Restricted cash and cash equivalents		6,525	5,142
Accrued investment income		58,009	61,064
Reinsurance recoverable on loss reserves	7	65,055	47,281
Reinsurance recoverable on paid losses	7	4,386	4,197
Premiums receivable		58,184	57,536
Home office and equipment, net		32,454	35,679
Deferred insurance policy acquisition costs		8,377	11,694
Deferred income taxes, net	16	18,512	69,875
Other assets		211,333	157,722
Total assets		$6,639,486	$6,547,235

Liabilities and shareholders' equity
Liabilities:
Loss reserves	8	$474,884	$462,662
Unearned premiums		93,026	120,360
Senior notes	3	646,138	644,667
Federal tax credits payable		135,344	12,535	(1)
Other liabilities		142,543	134,636	(1)
Total liabilities		1,491,935	1,374,860
Contingencies	15
Shareholders' equity:	11
Common stock ($1 par value, shares authorized 1,000,000; shares issued and outstanding 2025 - 219,367; 2024 - 248,449)		219,367	248,449
Paid-in capital		1,812,463	1,808,236
Accumulated other comprehensive income (loss), net of tax	9	(134,394)	(288,162)
Retained earnings		3,250,115	3,403,852
Total shareholders' equity		5,147,551	5,172,375
Total liabilities and shareholders' equity		$6,639,486	$6,547,235
(1) Certain amounts have been reclassified to conform with current year presentation

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2025 Form 10-K | 78

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Operations

		Years Ended December 31,
(In thousands, except per share data)	Note	2025	2024	2023
Revenues:
Premiums written:
Direct		$1,114,049	$1,100,918	$1,105,027
Assumed		14,448	14,366	12,835
Ceded	7	(190,019)	(181,896)	(202,821)
Net premiums written		938,478	933,388	915,041
Decrease in unearned premiums, net		27,334	37,419	37,510
Net premiums earned	7	965,812	970,807	952,551
Investment income, net of expenses	5	246,258	244,640	214,740
Net gains (losses) on investments and other financial instruments	5	334	(9,846)	(14,141)
Other revenue		1,232	2,130	1,952
Total revenues		1,213,636	1,207,731	1,155,102

Losses and expenses:
Losses incurred, net	7 / 8	48,903	(14,861)	(20,856)
Amortization of deferred insurance policy acquisition costs		7,120	8,957	10,820
Other underwriting and operating expenses, net	14	193,473	209,324	226,004
Interest expense	3	35,603	35,602	36,905
Total losses and expenses		285,099	239,022	252,873
Income before tax		928,537	968,709	902,229
Provision for income taxes	16	190,190	205,715	189,280
Net income		$738,347	$762,994	$712,949

Earnings per share:	4
Basic		$3.17	$2.92	$2.51
Diluted		$3.14	$2.89	$2.49

Weighted average common shares outstanding - basic	4	232,975	261,684	283,605
Weighted average common shares outstanding - diluted	4	235,099	263,995	287,155

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2025 Form 10-K | 79

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

		Years Ended December 31,
(In thousands)	Note	2025	2024	2023
Net income		$738,347	$762,994	$712,949
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	5	137,192	9,070	141,548
Benefit plans adjustment	10	16,576	19,049	23,682
Other comprehensive income (loss), net of tax		153,768	28,119	165,230
Comprehensive income		$892,115	$791,113	$878,179
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2025 Form 10-K | 80

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

		Years Ended December 31,
(In thousands)	Note	2025	2024	2023
Common stock
Balance, beginning of year		$248,449	$371,353	$371,353
Retirement of treasury stock		—	(119,053)	—
Issuance of common stock, net under share-based compensation plans	2	1,056	—	—
Purchases of common stock	11	(30,138)	(3,851)	—
Balance, end of year		219,367	248,449	371,353

Paid-in capital
Balance, beginning of year		1,808,236	1,808,113	1,798,842
Conversion of 9% Debentures, net of tax	3	—	—	(5,315)
Issuance of common stock, net under share-based compensation plans	2	(20,205)	—	—
Reissuance of treasury stock, net under share-based compensation plans		—	(31,201)	(17,021)
Equity compensation		24,432	31,324	31,607
Balance, end of year		1,812,463	1,808,236	1,808,113

Treasury stock
Balance, beginning of year		—	(1,384,293)	(1,050,238)
Purchases of common stock	2	—	(475,107)	(343,819)
Reissuance of treasury stock, net under share-based compensation plans		—	12,135	9,764
Retirement of treasury stock	2	—	1,847,265	—
Balance, end of year		—	—	(1,384,293)

Accumulated other comprehensive income (loss)
Balance, beginning of year		(288,162)	(316,281)	(481,511)
Other comprehensive income	9	153,768	28,119	165,230
Balance, end of year		(134,394)	(288,162)	(316,281)

Retained earnings
Balance, beginning of year		3,403,852	4,593,125	4,004,294
Retirement of treasury stock	2	—	(1,728,212)	—
Purchases of common stock	11	(759,439)	(93,013)	—
Net income		738,347	762,994	712,949
Cash dividends	11	(132,645)	(131,042)	(124,118)
Balance, end of year		3,250,115	3,403,852	4,593,125

Total shareholders' equity		$5,147,551	$5,172,375	$5,072,017
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2025 Form 10-K | 81

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$738,347	$762,994	$712,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	6,949	18,436	35,230
Deferred tax expense (benefit)	19,221	2,432	1,065
Equity compensation	24,432	31,324	31,607
Net (gains) losses on investments and other financial instruments	(334)	9,846	14,141
Change in certain assets and liabilities:
Accrued investment income	3,055	(2,290)	(3,596)
Reinsurance recoverable on loss reserves	(17,774)	(13,979)	(5,062)
Reinsurance recoverable on paid losses	(189)	5,699	8,185
Premiums receivable	(648)	963	(499)
Deferred insurance policy acquisition costs	3,317	2,897	4,471
Loss reserves	12,222	(42,717)	(52,609)
Unearned premiums	(27,334)	(37,419)	(37,510)
Current income taxes	93,164	16,274	(4,143)
Other, net	(1,630)	(29,428)	8,733	(1)
Net cash provided by (used in) operating activities	852,798	725,032	712,962
Cash flows from investing activities:
Purchases of investments	(1,621,324)	(1,555,624)	(1,469,540)
Proceeds from sales of investments	110,930	45,087	376,598
Proceeds from maturity of fixed income securities	1,739,793	1,369,706	913,415
Proceeds from sale of property and equipment	—	—	2,336
Additions to property and equipment	(1,025)	(1,174)	(1,999)
Net cash provided by (used in) investing activities	228,374	(142,005)	(179,190)
Cash flows from financing activities:
Conversion / purchase of convertible junior subordinated debentures	—	—	(28,637)
Repurchase of common stock	(788,645)	(569,478)	(337,182)
Dividends paid	(132,491)	(130,500)	(122,965)
Payment of withholding taxes related to share-based compensation net share settlement	(19,149)	(19,066)	(7,257)
Net cash provided by (used in) financing activities	(940,285)	(719,044)	(496,041)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	140,887	(136,017)	37,731
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	234,627	370,644	332,913
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$375,514	$234,627	$370,644
(1) Certain reclassifications have been made to conform to current year presentation
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2025 Form 10-K | 82

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

At December 31, 2025, our direct primary insurance in force ("IIF") was $303.1 billion, which represents the unpaid principal balance, either reported to us by mortgage servicers or estimated by us, for the loans we insure, and our direct primary risk in force ("RIF") was $81.2 billion, which represents the IIF multiplied by the insurance coverage percentage.

The substantial majority of our new insurance written ("NIW") is for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of December 31, 2025, MGIC’s Available Assets are in excess of its Minimum Required Assets, and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

MGIC Investment Corporation 2025 Form 10-K | 83

Note 2. Significant Accounting Policies
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

As of December 31, 2025 and 2024, we did not elect to measure any financial instruments acquired, or issued, such as our outstanding debt obligations, at fair value for which the primary basis of accounting is not fair value.

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

The three levels are defined as follows:
•Level 1: Quoted prices for identical instruments in active markets that we can access. Financial assets using Level 1 inputs primarily include U.S. Treasury securities, money market funds, treasury bills, and certain equity securities.
•Level 2: Quoted prices for similar instruments in active markets that we can access; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the instrument. The observable inputs are used in valuation models to calculate the fair value of the instruments. Financial assets using Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-backed securities, asset-backed securities, most municipal bonds, and commercial paper. The independent pricing sources used for our Level 2 investments vary by type of investment. See Note 6 - "Fair Value Measurements" for further information.
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement and embedded derivatives related to our Home Re Transactions. The fair value of

MGIC Investment Corporation 2025 Form 10-K | 84

real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends. The fair value of our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life.

Investments
Fixed Income Securities
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

Equity Securities
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

Other Invested Assets
Other invested assets are carried at cost. These assets represent our investment in Federal Home Loan Bank of Chicago ("FHLB") stock, which due to restrictions, is required to be redeemed or sold only to the security issuer at par value.

Accrued Investment Income
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
•our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis;
•the present value of the discounted cash flows we expect to collect compared to the amortized cost basis of the security;
•failure of the issuer to make scheduled interest or principal payments;
•a change in rating to below investment grade; and
•adverse conditions specifically related to the security, an industry, or a geographic area.

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

Home office and equipment is shown net of accumulated depreciation of $53.8 million and $61.2 million as of December 31, 2025 and 2024, respectively. Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $3.3 million, $4.2 million and $4.6 million, respectively.

MGIC Investment Corporation 2025 Form 10-K | 85

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

Loss reserves are ceded to reinsurers under our reinsurance agreements. (See "Reinsurance" discussion below. Also see Note 7 – “Reinsurance” and Note 8 – “Loss Reserves.”)

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

MGIC Investment Corporation 2025 Form 10-K | 86

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves that are recorded for regulatory purposes. The amounts we deduct must generally be included in taxable income in the tenth subsequent year. The deduction is allowed only to the extent that we purchase and hold U.S. government non-interest-bearing tax and loss bonds in an amount equal to the tax benefit attributable to the deduction. We account for these purchases as a payment of current federal income tax. (See "Note 16 - Income Taxes.")

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

We also offer benefits for retired domestic employees, their eligible spouses and dependents under a postretirement benefit plan. Participation in this plan is limited to eligible employees that participated in the defined benefit pension plan. Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. We accrue the estimated costs of the retiree benefits over the period during which employees render the service that qualifies them for benefits. (See Note 10 – “Benefit Plans.”)

Reinsurance
We cede insurance risk through the use of quota share reinsurance transactions ("QSR Transactions") and excess of loss reinsurance transactions ("XOL Transactions"). We have excess of loss transactions executed through the traditional reinsurance market and with Home Re special purpose insurers. Premiums and losses incurred on our QSR Transactions are ceded based on a fixed percentage pursuant to the terms of our reinsurance agreements. Reinsurance premiums ceded under our traditional reinsurance transactions are based off the remaining reinsured coverage levels. Reinsurance premiums ceded under our Home Re agreements are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in the reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC.

Loss reserves are reported before taking credit for amounts ceded under reinsurance transactions. Ceded loss reserves are reflected as "Reinsurance recoverable on loss reserves." Amounts due from reinsurers on paid claims are reflected as “Reinsurance recoverable on paid losses.” Ceded premiums payable, net of ceding commission and profit commission are included in “Other liabilities.” Profit commissions are included with “Premiums written – Ceded” and ceding commissions are included with “Other underwriting and operating expenses, net.” We remain liable for all insurance ceded. (See Note 7 – “Reinsurance.”)

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

See Note 7 – “Reinsurance" for discussion of our variable interest entity ("VIE") policy on the Home Re Transactions.

Share-Based Compensation
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years, although awards to our non-employee directors vest immediately. Any forfeitures of awards are recognized as they occur. (See Note 12 – “Share-based Compensation Plans.”)

Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Our "participating securities" are composed of vested restricted stock and restricted stock units ("RSUs") with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock

MGIC Investment Corporation 2025 Form 10-K | 87

equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if our unvested restricted stock units result in the issuance of common stock. Prior to our redemption of the outstanding principal on our 9% debentures in 2023, we utilized the if-converted method to calculate the potential dilution that could occur if our 9% Debentures were converted to common stock. The determination of potentially issuable shares did not consider the satisfaction of the conversion requirements and the shares were included in the determination of diluted EPS as of the beginning of the period, if dilutive. For purposes of calculating basic and diluted EPS, vested RSUs are considered outstanding. (See Note 3 - “Debt” and Note 4 - "Earnings Per Share".)

Share Repurchases
Prior to November 15, 2024, shares we repurchased were held in treasury stock unless they were reissued under the discretion of our Board of Directors. As of November 15, 2024, we retired all shares of our treasury stock, which resulted in an adjustment to retained earnings equal to the cumulative amount of repurchase price paid in excess of par value for treasury stock held as of that date. Subsequent to the retirement of the treasury stock, all shares of our common stock that we repurchase are immediately retired, and the amount of the repurchase price paid in excess of par value for repurchased shares is recorded as an adjustment to retained earnings. (See Note 11 - "Shareholders' Equity.")

Recent Accounting and Reporting Developments
Accounting standards and laws and regulations effective in 2025 or early adopted, and relevant to our financial statements are described below:

Improvements to Income Tax Disclosures: ASU 2023-09
In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. Income tax disclosures now require consistent categories and greater disaggregations of information in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the standard retrospectively. We adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements on a prospective basis. (See Note 16 - "Income Taxes.")

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

MGIC Investment Corporation 2025 Form 10-K | 88

Note 3. Debt
Debt Obligations
The aggregate carrying value of our 5.25% Senior Notes ("5.25% Notes") and the par value as of December 31, 2025 and 2024 is presented in table 3.1 below.

Long-Term Debt Obligation, Carrying value
Table	3.1
		December 31,
(In thousands)		2025	2024
5.25% Notes, due August 2028 (par value: $650 million)		$646,138	$644,667

The 5.25% Senior Notes are an obligation of our holding company, MGIC Investment Corporation.

2023 Transactions
During 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal of $21.1 million. The 9% Debentures were convertible into shares of MGIC common stock at a rate of 77.9620 shares per $1,000 principal amount. Prior to the redemption date, substantially all holders elected to convert into shares of common stock. Under the terms of the 9% Debentures, we paid cash of $28.6 million in lieu of issuing shares of common stock. The conversion of our 9% Debentures resulted in a $5.3 million reduction in our shareholders’ equity, net of tax, and a reduction of 1.6 million potentially dilutive shares.

5.25% Notes
Interest on the 5.25% Notes is payable semi-annually on February 15 and August 15. We may redeem the notes at 100% of the principal, plus accrued and unpaid interest, at any time prior to the maturity.

The 5.25% Notes have covenants and events of default, which are customary for securities of this nature, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.25% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.25% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.25% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2025.

Interest Payments
Interest payments were $34.1 million during 2025 and 2024 and $35.1 million during 2023.

MGIC Investment Corporation 2025 Form 10-K | 89

Note 4. Earnings Per Share
Table 4.1 reconciles basic and diluted EPS amounts:

Earnings Per Share
Table	4.1
		Years Ended December 31,
(In thousands, except per share data)		2025	2024	2023
Basic earnings per share:
Net income		$738,347	$762,994	$712,949
Weighted average common shares outstanding - basic		232,975	261,684	283,605
Basic earnings per share		$3.17	$2.92	$2.51
Diluted earnings per share:
Net Income		$738,347	$762,994	$712,949
Interest expense, net of tax (1):
9% Debentures		—	—	1,026
Diluted income available to common shareholders		$738,347	$762,994	$713,975
Weighted-average shares - basic		232,975	261,684	283,605
Effect of dilutive securities:
Unvested restricted stock units		2,124	2,311	2,427
9% Debentures		—	—	1,123
Weighted average common shares outstanding - diluted		235,099	263,995	287,155
Diluted income per share		$3.14	$2.89	$2.49
(1) Interest expense has been tax effected at a rate of 21%.

Prior to our redemption of the outstanding principal on our 9% debentures in 2023, we utilized the if-converted method to calculate the potential dilution that could occur if our 9% Debentures were converted to common stock. Under this method, if dilutive, the common stock related to the outstanding 9% Debentures was assumed to be issued as of the beginning of the reporting period and the related interest expense, net of tax, was added back to earnings in calculating diluted EPS. In 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal. (See Note 3 - "Debt".)

MGIC Investment Corporation 2025 Form 10-K | 90

Note 5. Investments
Fixed Income Securities
Our fixed income securities classified as available-for-sale at December 31, 2025 and 2024 are shown in tables 5.1a and 5.1b below.

Details of Fixed Income Securities by Category as of December 31, 2025
Table	5.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$279,359	$958	$(2,505)	$277,812
Obligations of U.S. states and political subdivisions		1,961,841	10,958	(134,035)	1,838,764
Corporate debt securities		2,712,348	36,781	(57,857)	2,691,272
ABS		225,478	2,418	(1,335)	226,561
RMBS		366,671	8,169	(16,816)	358,024
CMBS		237,974	2,484	(1,675)	238,783
CLOs		99,182	129	(24)	99,287
Foreign government debt		4,487	—	(420)	4,067
Commercial paper		56,661	—	—	56,661
Total fixed income securities		$5,944,001	$61,897	$(214,667)	$5,791,231

Details of Fixed Income Securities by Category as of December 31, 2024
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,349	$231	$(5,087)	$260,493
Obligations of U.S. states and political subdivisions		2,065,953	2,331	(192,789)	1,875,495
Corporate debt securities		2,857,627	12,593	(112,839)	2,757,381
ABS		155,594	2,157	(1,234)	156,517
RMBS		373,485	2,103	(25,528)	350,060
CMBS		243,840	21	(7,990)	235,871
CLOs		199,773	286	—	200,059
Foreign government debt		4,487	—	(689)	3,798
Commercial paper		12,015	—	—	12,015
Total fixed income securities		$6,178,123	$19,722	$(346,156)	$5,851,689

We had $12.6 million and $12.2 million of investments at fair value on deposit with various states as of December 31, 2025 and 2024, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $185.7 million and $199.9 million at December 31, 2025 and 2024, respectively.

MGIC Investment Corporation 2025 Form 10-K | 91

The amortized cost and fair values of fixed income securities at December 31, 2025, by contractual maturity, are shown in table 5.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities are not due at a single maturity date, they are listed in separate categories.

Fixed Income Securities Maturity Schedule
Table	5.2
		December 31, 2025
(In thousands)		Amortized Cost	Fair Value
Due in one year or less		$759,885	$759,602
Due after one year through five years		1,651,146	1,632,640
Due after five years through ten years		1,683,909	1,635,359
Due after ten years		919,756	840,975
		5,014,696	4,868,576

ABS		225,478	226,561
RMBS		366,671	358,024
CMBS		237,974	238,783
CLOs		99,182	99,287
Total as of December 31, 2025		$5,944,001	$5,791,231

Equity Securities
The cost and fair value of investments in equity securities as of December 31, 2025 and December 31, 2024 are shown in tables 5.3a and 5.3b below.

Details of Equity Security Investments as of December 31, 2025
Table	5.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,286	$42	$(1,006)	$15,322

Details of Equity Security Investments as of December 31, 2024
Table	5.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,146	$8	$(1,392)	$14,762

Net Gains (Losses) on Investments and Other Financial Instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 5.4 below.

Details of Net Gains (Losses) on Investments and Other Financial Instruments
Table	5.4
(in thousands)		December 31, 2025	December 31, 2024	December 31, 2023

Fixed income securities:
Gains on sales		$2,971	$1,114	$3,071
Losses on sales		(3,049)	(8,045)	(17,620)
Equity securities gains (losses):
Changes in fair value		421	(130)	530
Change in embedded derivative on Home Re Transactions (1)		(11)	(2,791)	(118)
Other:
Gains (losses) on sales		2	16	(1)
Market adjustment		—	(10)	(3)
Net gains (losses) on investments and other financial instruments		$334	$(9,846)	$(14,141)

Proceeds from sales of fixed income securities		110,961	45,807	375,788
(1) See Note 6 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

MGIC Investment Corporation 2025 Form 10-K | 92

Other Invested Assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized Investment Losses
Tables 5.5a and 5.5b below summarize, for all available-for-sale investments in an unrealized loss position as of December 31, 2025 and December 31, 2024, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 5.5a and 5.5b below are estimated using the process described in Note 6 - "Fair Value Measurements" and in Note 2 - “Significant Accounting Policies” to these consolidated financial statements.

Unrealized Loss Aging for Securities by Type and Length of Time as of December 31, 2025
Table	5.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$15,762	$(60)	$51,113	$(2,445)	$66,875	$(2,505)
Obligations of U.S. states and political subdivisions		144,148	(6,123)	1,087,931	(127,912)	1,232,079	(134,035)
Corporate debt securities		258,349	(1,180)	887,659	(56,677)	1,146,008	(57,857)
ABS		49,774	(1,103)	22,965	(232)	72,739	(1,335)
RMBS		2,906	(8)	187,553	(16,808)	190,459	(16,816)
CMBS		15,363	(30)	82,994	(1,645)	98,357	(1,675)
CLOs		35,272	(24)	—	—	35,272	(24)
Foreign government debt		—	—	4,068	(420)	4,068	(420)
Total		$521,574	$(8,528)	$2,324,283	$(206,139)	$2,845,857	$(214,667)

Unrealized Loss Aging for Securities by Type and Length of Time as of December 31, 2024
Table	5.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$37,017	$(437)	$69,959	$(4,650)	$106,976	$(5,087)
Obligations of U.S. states and political subdivisions		409,406	(5,621)	1,195,869	(187,168)	1,605,275	(192,789)
Corporate debt securities		852,752	(10,334)	1,051,862	(102,505)	1,904,614	(112,839)
ABS		20,090	(184)	49,640	(1,050)	69,730	(1,234)
RMBS		171,654	(5,498)	151,893	(20,030)	323,547	(25,528)
CMBS		77,567	(1,774)	151,188	(6,216)	228,755	(7,990)
Foreign government debt		—	—	3,798	(689)	3,798	(689)
Total		$1,568,486	$(23,848)	$2,674,209	$(322,308)	$4,242,695	$(346,156)
The change in net unrealized gains (losses) of investments is shown in table 5.6 below.

Change in Net Unrealized Gains (Losses)
Table	5.6
(In thousands)		2025	2024	2023
Fixed income securities		$173,661	$11,481	$179,174
There were 712 and 1,020 securities in an unrealized loss position as of December 31, 2025 and 2024, respectively. Based on current facts and circumstances, we believe the unrealized losses as of December 31, 2025 presented in table 5.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments were primarily caused by increases in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation 2025 Form 10-K | 93

The source of net investment income is shown in table 5.7 below.

Net Investment Income
Table	5.7
(In thousands)		2025	2024	2023
Fixed income securities		$237,601	$230,524	$202,655
Equity securities		680	624	529
Cash equivalents		12,531	18,498	16,111
Other		18	31	44
Investment income		250,830	249,677	219,339
Investment expenses		(4,572)	(5,037)	(4,599)
Net investment income		$246,258	$244,640	$214,740

MGIC Investment Corporation 2025 Form 10-K | 94

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

MGIC Investment Corporation 2025 Form 10-K | 95

Assets measured at fair value, by hierarchy level, as of December 31, 2025 and 2024 are shown in tables 6.1a and 6.1b below. The fair value of the assets is estimated using the process described above, and in Note 2 - "Significant Accounting Policies" to the consolidated financial statements in this Form 10-K.

Assets Carried at Fair Value by Hierarchy Level as of December 31, 2025
Table	6.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$277,812	$241,056	$36,756
Obligations of U.S. states and political subdivisions		1,838,764	—	1,838,764
Corporate debt securities		2,691,272	—	2,691,272
ABS		226,561	—	226,561
RMBS		358,024	—	358,024
CMBS		238,783	—	238,783
CLOs		99,287	—	99,287
Foreign government debt		4,067	—	4,067
Commercial paper		56,661	—	56,661
Total fixed income securities		5,791,231	241,056	5,550,175
Equity securities		15,322	15,322	—
Cash equivalents(1)		371,219	363,423	7,796
Total		$6,177,772	$619,801	$5,557,971

Assets Carried at Fair Value by Hierarchy Level as of December 31, 2024
Table	6.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$260,493	$220,369	$40,124
Obligations of U.S. states and political subdivisions		1,875,495	—	1,875,495
Corporate debt securities		2,757,381	—	2,757,381
ABS		156,517	—	156,517
RMBS		350,060	—	350,060
CMBS		235,871	—	235,871
CLOs		200,059	—	200,059
Foreign government debt		3,798	—	3,798
Commercial paper		12,015	—	12,015
Total fixed income securities		5,851,689	220,369	5,631,320
Equity securities		14,762	14,762	—
Cash equivalents(1)		230,156	219,943	10,213
Total		$6,096,607	$455,074	$5,641,533
(1) Includes restricted cash equivalents

Additional fair value disclosures related to our investment portfolio are included in Note 5 - "Investments."

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as Other liabilities or Other assets in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. As of December 31, 2025 and 2024, the fair value of the embedded derivatives was a liability of $0.4 million. (See Note 7 - "Reinsurance" for more information about our Home Re Transactions.)

Real estate acquired through claim settlement is carried at fair value and is reported in Other assets on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the years ended December 31, 2025, and 2024, purchases of real estate acquired were $5.7 million and $5.2 million, respectively. For the years ended December 31, 2025, and 2024, sales of real estate acquired were $3.1 million and $2.7 million, respectively.

MGIC Investment Corporation 2025 Form 10-K | 96

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

Table 6.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2025 and 2024.

Financial Assets and Liabilities Not Measured at Fair Value
Table	6.2
		December 31, 2025		December 31, 2024
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$1,109	$1,109
Financial liabilities
5.25% Senior Notes		646,138	650,442	644,667	636,883

MGIC Investment Corporation 2025 Form 10-K | 97

Note 7. Reinsurance
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

Table 7.1 below shows the effect of all reinsurance agreements on premiums earned and losses incurred as reflected in the consolidated statements of operations.

Reinsurance
Table	7.1
		Years ended December 31,
(In thousands)		2025	2024	2023
Premiums earned:
Direct		$1,141,305	$1,138,245	$1,142,412
Assumed		14,526	14,458	12,960
Ceded:
Ceded - quota share reinsurance (1)		(128,853)	(115,306)	(123,955)
Ceded - excess-of-loss reinsurance		(61,166)	(66,590)	(78,866)
Total ceded		(190,019)	(181,896)	(202,821)
Net premiums earned		$965,812	$970,807	$952,551

Losses incurred:
Direct		$77,337	$5,714	$(5,200)
Assumed		(32)	32	(33)
Ceded - quota share reinsurance		(28,402)	(20,607)	(15,623)
Losses incurred, net		$48,903	$(14,861)	$(20,856)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$121,942	$108,368	$133,145
Ceding commission on quota share reinsurance		50,105	44,532	50,397
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

Table 7.2 below provides additional detail regarding our QSR Transactions in effect during 2025.

MGIC Investment Corporation 2025 Form 10-K | 98

Reinsurance
Table	7.2

Quota Share Contract			Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 QSR and 2021 QSR			2021	14.8%	69.0%	'December 31, 2036
2021 QSR and 2022 QSR			2021	11.1%	69.0%	'December 31, 2036
2021 QSR and 2022 QSR		(2)	2022	15.0%	57.5%	December 31, 2037
2022 QSR and 2023 QSR		(3)	2022	15.0%	62.0%	December 31, 2037
2022 QSR and 2023 QSR			2023	15.0%	62.0%	December 31, 2034
2023 QSR			2023	10.0%	58.5%	December 31, 2034
2024 QSR			2024	30.0%	56.0%	'December 31, 2035
2025 QSR			2025	40.0%	63.0%	'December 31, 2036
Credit Union QSR			2020-2025	65.0%	50.0%	December 31, 2039
(1)We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.
(2)Effective December 31, 2025, we agreed to amended terms with certain participants on our 2021 QSR and 2022 QSR Transaction covering policy year 2022 reducing the quota share cede rate to 13.8%. Under the amended terms we will generally receive an annual profit commission provided the annual loss ratio on loans covered under the transaction remain below 67.5%.
(3)Effective December 31, 2025, we agreed to amended terms with certain participants on our 2022 QSR and 2023 QSR Transaction covering policy year 2022 reducing the quota share cede rate to 14.5%. Under the amended terms we will generally receive an annual profit commission provided the annual loss ratio on loans covered under the transaction remain below 67.5%.

We can elect to terminate the QSR Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than 90% (80% for the Credit Union QSR Transaction) of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

Table 7.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 7.2 to the percentage shown in 7.3.

Reinsurance
Table 7.3

Quota Share Contract		Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR		2021	December 31, 2027	January 1, 2028	12.3% or 10%
2021 QSR and 2022 QSR		2021	December 31, 2027	January 1, 2028	9.4% or 7%
2021 QSR and 2022 QSR	(3)	2022	June 30, 2028	July 1, 2028	11.5% or 9.2%
2022 QSR and 2023 QSR	(3)	2022	June 30, 2028	July 1, 2028	12.1% or 9.7%
2022 QSR and 2023 QSR		2023	June 30, 2026	January 1, 2026	12.5% or 10%
2023 QSR		2023	June 30, 2026	January 1, 2026	8% or 7%
2024 QSR		2024	December 31, 2027	December 31, 2027	23% or 15%
2025 QSR		2025	December 31, 2027	December 31, 2027	30% or 20%
(1) We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.
(3) Terms of the agreement were amended effective December 31, 2025.

Under the terms of our QSR Transactions, ceded premiums, ceding commissions, profit commission, and ceded loss paid and LAE paid are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheets.
The reinsurance recoverable on loss reserves related to our QSR Transactions was $65.1 million as of December 31, 2025 and $47.3 million as of December 31, 2024. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three. An allowance for credit losses was not required as of December 31, 2025 or December 31, 2024.

MGIC Investment Corporation 2025 Form 10-K | 99

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

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of December 31, 2025, there were no "Trigger Events".

In 2025 we exercised our option to terminate the reinsurance agreement with Home Re 2021-1, Ltd., as such, the insurance-linked notes issued by Home Re 2021-1 Ltd. were redeemed in full.

Table 7.4a , 7.4b, and 7.4c provide a summary of our XOL Transactions that were in effect as of December 31, 2025.

Excess of Loss Reinsurance
7.4a
($ in thousands)	Issue Date	Policy In force Dates	Optional Call/ Termination Date (1)	Legal Maturity
2025 Traditional XOL	June 1, 2025	January 1, 2025 - December 31, 2025	January 1, 2031	10 years
2024 Traditional XOL	April 1, 2024	January 1, 2024 - December 31, 2024	January 1, 2030	10 years
2023 Traditional XOL	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years
2021 Traditional XOL	December 1, 2025	January 1, 2021 - December 31, 2021	January 1, 2031	10 years
2020 Traditional XOL	March 1, 2025	January 1, 2020 - December 31, 2020	April 1, 2030	10 years
Home Re 2023-1, Ltd.	October 23, 2023	June 1, 2022 - August 31, 2023	October 25, 2028	10 years
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years
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

MGIC Investment Corporation 2025 Form 10-K | 100

Excess of Loss Reinsurance
7.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	December 31, 2025	December 31, 2024	December 31, 2023
2025 Traditional XOL	$95,966	$95,966	N/A	N/A
2024 Traditional XOL	125,016	124,458	$125,016	N/A
2023 Traditional XOL	70,578	69,060	70,401	70,578
2022 Traditional XOL	82,523	78,023	81,112	82,346
2021 Traditional XOL	142,291	142,291	N/A	N/A
2020 Traditional XOL	68,343	68,288	N/A	N/A
Home Re 2023-1, Ltd.	272,961	266,371	272,269	272,961
Home Re 2022-1, Ltd.	325,589	318,906	322,566	325,001
Home Re 2021-2, Ltd.	190,159	187,030	188,211	189,403

7.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 12/31/2025 (2)	December 31, 2025	December 31, 2024	December 31, 2023
2025 Traditional XOL	$151,851	N/A	N/A	$151,851	N/A	N/A
2024 Traditional XOL	187,220	N/A	N/A	187,220	$187,220	N/A
2023 Traditional XOL	96,942	N/A	N/A	64,217	91,404	96,942
2022 Traditional XOL	142,642	N/A	N/A	100,274	124,344	142,642
2021 Traditional XOL	250,000	N/A	N/A	250,000	N/A	N/A
2020 Traditional XOL	250,592	N/A	N/A	250,592	N/A	N/A
Home Re 2023-1, Ltd.	330,277	97%	96%	231,708	299,325	330,277
Home Re 2022-1, Ltd.	473,575	100%	100%	207,641	305,639	420,731
Home Re 2021-2, Ltd.	398,429	100%	100%	84,376	132,424	173,960
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at December 31, 2025 and December 31, 2024, were not material to our consolidated balance sheet, and the change in fair values during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were not material to our consolidated statements of operations. (see Note 5 - "Investments" and Note 6 - "Fair Value Measurements" ).

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of December 31, 2025, December 31, 2024 and December 31, 2023, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to

MGIC Investment Corporation 2025 Form 10-K | 101

determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid.

Table 7.5 presents the total assets of the Home Re Entities as of December 31, 2025, December 31, 2024 and December 31, 2023.

Home Re Entities Total Assets
Table	7.5

(In thousands)
Home Re Entity		Total VIE Assets
		December 31, 2025	December 31, 2024	December 31, 2023
Home Re 2023-1 Ltd.		$237,900	$303,733	$330,277
Home Re 2022-1 Ltd.		214,788	313,229	427,279
Home Re 2021-2 Ltd.		89,865	136,486	174,431

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

The total calculated PMIERs credit for risk ceded under our XOL Transactions is generally based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (see Note 1 - "Nature of Business and Basis of Presentation").

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

ILN Transactions
•In January 2026, through an insurance linked note transaction, we executed a $324 million excess of loss reinsurance agreement that covers certain policies written between January 1, 2022 and March 31, 2025.

MGIC Investment Corporation 2025 Form 10-K | 102

Note 8. Loss Reserves
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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); the effectiveness of loss mitigation efforts; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates.

Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, which may reduce borrowers' income and their ability to make mortgage payments. Additionally, the impact of past and future government initiatives and actions taken by the GSEs to keep borrowers in their homes may impact our estimates. A decline in housing values may affect borrowers' willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in future periods will also be dependent on the number of loans reported to us as delinquent. Changes in our estimates arising from the factors described above or due to other unforeseen circumstances could materially affect our financial results, even in a stable economic environment.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2025, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $19 million.

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

MGIC Investment Corporation 2025 Form 10-K | 103

The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquencies received in the current year and losses paid on delinquencies that occurred in prior years.

Table 8.1 provides a reconciliation of beginning and ending loss reserves as of and for the past three years:

Development of Reserves for Losses and Loss Adjustment Expenses
Table	8.1
(In thousands)		2025	2024	2023
Reserve at beginning of year		$462,662	$505,379	$557,988
Less reinsurance recoverable		47,281	33,302	28,240
Net reserve at beginning of year		415,381	472,077	529,748

Losses incurred:
Losses and LAE incurred in respect of delinquent notices received in:
Current year		204,082	197,615	187,658
Prior years (1)		(155,179)	(212,476)	(208,514)
Total losses incurred		48,903	(14,861)	(20,856)

Losses paid:
Losses and LAE paid in respect of delinquent notices received in:
Current year		1,477	946	566
Prior years		54,265	43,585	45,645
Reinsurance terminations (2)		(1,287)	(2,696)	(9,396)
Total losses paid		54,455	41,835	36,815
Net reserve at end of year		409,829	415,381	472,077
Plus reinsurance recoverable		65,055	47,281	33,302
Reserve at end of year		$474,884	$462,662	$505,379
(1)A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.
(2)In a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers. As a result, the amount due from the reinsurers is reclassified from reinsurance recoverable on loss reserves to reinsurance recoverable on paid losses, resulting in no impact to losses incurred. (See Note 7 - "Reinsurance")

The increase in the current year losses incurred for the year ended December 31, 2025 as compared with the year ended December 31, 2024 is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies received during the year ended December 31, 2025.

The favorable loss development on previously received delinquencies for the years ended December 31, 2025 and December 31, 2024 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the past three years is reflected in table 8.2 below.

Reserve Development on Previously Received Delinquencies
Table	8.2
(In thousands)		2025	2024	2023
Increase (decrease) in estimated claim rate on primary defaults		$(142,091)	$(192,675)	$(200,983)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(13,088)	(19,801)	(7,531)
Total prior year loss development (1)		$(155,179)	$(212,476)	$(208,514)
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Premium Refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in "Other liabilities" on our consolidated balance sheets and was $11.4 million and $12.5 million at December 31, 2025 and 2024, respectively.

MGIC Investment Corporation 2025 Form 10-K | 104

Note 9. Other Comprehensive Income (Loss)
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 are included in table 9.1 below.

Components of Other Comprehensive Income (Loss)
Table	9.1
(In thousands)		2025	2024	2023
Net unrealized investment (losses) gains arising during the period		$173,661	$11,481	$179,174
Total income tax benefit (expense)		(36,469)	(2,411)	(37,626)
Net of tax		137,192	9,070	141,548

Net changes in benefit plan assets and obligations		20,982	24,113	29,978
Total income tax benefit (expense)		(4,406)	(5,064)	(6,296)
Net of tax		16,576	19,049	23,682

Total other comprehensive income (loss)		194,643	35,594	209,152
Total income tax benefit (expense)		(40,875)	(7,475)	(43,922)
Total other comprehensive income (loss), net of tax		$153,768	$28,119	$165,230

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) ( "AOCI") to our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
(In thousands)		2025	2024	2023
Reclassification adjustment for net realized (losses) gains (1)		$(9,404)	$(15,069)	$(27,100)
Income tax benefit (expense)		1,975	3,164	5,691
Net of tax		(7,429)	(11,905)	(21,409)

Reclassification adjustment related to benefit plan assets and obligations (2)		(6,149)	(2,925)	(13,990)
Income tax benefit (expense)		1,291	614	2,938
Net of tax		(4,858)	(2,311)	(11,052)

Total reclassifications		(15,553)	(17,994)	(41,090)
Income tax benefit (expense)		3,266	3,778	8,629
Total reclassifications, net of tax		$(12,287)	$(14,216)	$(32,461)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the years ended December 31, 2025, 2024, and 2023, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total AOCI
Balance, December 31, 2022, net of tax		$(408,496)	$(73,015)	$(481,511)
Other comprehensive income (loss) before reclassifications		120,139	12,630	132,769
Less: Amounts reclassified from AOCI		(21,409)	(11,052)	(32,461)
Balance, December 31, 2023, net of tax		(266,948)	(49,333)	(316,281)
Other comprehensive income (loss) before reclassifications		(2,835)	16,738	13,903
Less: Amounts reclassified from AOCI		(11,905)	(2,311)	(14,216)
Balance, December 31, 2024, net of tax		(257,878)	(30,284)	(288,162)
Other comprehensive income (loss) before reclassifications		129,763	11,718	141,481
Less: Amounts reclassified from AOCI		(7,429)	(4,858)	(12,287)
Balance, December 31, 2025, net of tax		$(120,686)	$(13,708)	$(134,394)

MGIC Investment Corporation 2025 Form 10-K | 105

Note 10. Benefit Plans
We have a non-contributory defined benefit pension plan, as well as a supplemental executive retirement plan that covered eligible employees through December 31, 2022. Effective January 1, 2023, these plans were frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants in these plans were fully vested in their benefits as of December 31, 2022. We also offer benefits for retired domestic employees and their eligible spouses and dependents under a postretirement benefit plan. Participation in this plan is limited to eligible employees that participated in the defined benefit pension plan. The following tables 10.1, 10.2, and 10.3 provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2025, 2024, and 2023 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets as of December 31, 2025 and 2024.

Components of Net Periodic Benefit Cost
Table	10.1
		Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefit Plans
(In thousands)		12/31/2025	12/31/2024	12/31/2023	12/31/2025	12/31/2024	12/31/2023
Company service cost		$—	$—	$—	$937	$1,668	$1,497
Interest cost		13,193	12,988	13,787	1,244	1,501	1,633
Expected return on plan assets		(13,769)	(14,576)	(13,517)	(11,643)	(9,974)	(8,235)
Amortization of:
Prior service cost (credit)		345	345	345	470	1,813	1,861
Net actuarial losses (gains)		2,186	2,091	2,185	(2,769)	(1,523)	(150)
Cost of settlements		5,917	198	9,749	—	—	—
Net periodic benefit cost (benefit)		$7,872	$1,046	$12,549	$(11,761)	$(6,515)	$(3,394)

Development of Funded Status
Table	10.2
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		12/31/2025	12/31/2024	12/31/2025	12/31/2024
Actuarial Value of Benefit Obligations
Measurement date		12/31/2025	12/31/2024	12/31/2025	12/31/2024
Accumulated benefit obligation		$229,474	$242,253	$22,765	$23,383

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
Benefit obligation		$(229,474)	$(242,253)	$(22,765)	$(23,383)
Plan assets at fair value		234,154	240,216	182,436	156,604
Funded status - overfunded/asset		4,680	N/A	$159,671	$133,221
Funded status - underfunded/liability		N/A	(2,037)	N/A	N/A

Accumulated Other Comprehensive (Income) Loss
Table	10.3
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		12/31/2025	12/31/2024	12/31/2025	12/31/2024
Net actuarial losses (gains)		$71,597	$78,240	$(58,907)	$(45,384)
Prior service cost (credit)		2,209	2,555	2,453	2,923
Total at year end		$73,806	$80,795	$(56,454)	$(42,461)

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

MGIC Investment Corporation 2025 Form 10-K | 106

Table 10.4 shows the changes in the projected benefit obligation for the years ended December 31, 2025 and 2024.

Change in Projected Benefit / Accumulated Benefit
Table	10.4
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		12/31/2025	12/31/2024	12/31/2025	12/31/2024
Benefit obligation at beginning of year		$242,253	$261,330	$23,383	$30,238
Company service cost		—	—	937	1,668
Interest cost		13,193	12,988	1,244	1,501
Plan participants' contributions		—	—	2	240
Net actuarial losses (gains)		7,457	(8,637)	1,141	(379)
Benefit payments from fund		(14,182)	(13,985)	(3,179)	(3,296)
Benefit and settlement payments paid directly by company		(101)	(313)	—	—
Plan amendments		—	—	—	(6,305)
Settlement payments from fund (1)		(19,146)	(9,130)	—	—
Other adjustment		—	—	(763)	(284)
Benefit obligation at end of year		$229,474	$242,253	$22,765	$23,383
(1)Represents lump sum payments from our pension plan to eligible participants, who were former employees with vested benefits.

The change in the net actuarial losses (gains) on the benefit obligation from 2024 to 2025 is primarily due to changes in the discount rate used to calculate the benefit obligation. When the discount rate decreases, the impact on the benefit obligation is an increase, resulting in an actuarial loss. When the discount rate increases, the impact on the benefit obligation is a decrease, resulting in an actuarial gain. The discount rate decreased to 5.50% at December 31, 2025 from 5.70% at December 31, 2024, compared to an increase to 5.70% at December 31, 2024 from 5.20% at December 31, 2023. See Table 10.7 for the actuarial assumptions used to calculate the benefit obligations of our plans for 2025 and 2024.

Tables 10.5 and 10.6 show the changes in the fair value of the net assets available for plan benefits and changes in other comprehensive income (loss) for the years ended December 31, 2025 and 2024.

Change in Plan Assets
Table	10.5
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		12/31/2025	12/31/2024	12/31/2025	12/31/2024
Fair value of plan assets at beginning of year		$240,216	$235,612	$156,604	$134,371
Actual return on plan assets		19,766	4,719	29,076	25,699
Company contributions		7,601	23,313	—	—
Plan participants' contributions		—	—	2	240
Benefit payments from fund		(14,182)	(13,985)	(3,179)	(3,296)
Benefit and settlement payments paid directly by company		(101)	(313)	—	—
Settlement payments from fund		(19,146)	(9,130)	—	—
Other adjustment		—	—	(67)	(410)
Fair value of plan assets at end of year		$234,154	$240,216	$182,436	$156,604

Change in Accumulated Other Comprehensive Income (Loss) ("AOCI")
Table	10.6
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		12/31/2025	12/31/2024	12/31/2025	12/31/2024
AOCI in prior year		$80,795	$82,209	$(42,461)	$(19,763)
Increase (decrease) in AOCI
Recognized during year - prior service (cost) credit		(345)	(345)	(470)	(1,813)
Recognized during year - net actuarial (losses) gains		(8,103)	(2,290)	2,769	1,523
Occurring during year - prior service cost		—	—	—	(6,305)
Occurring during year - net actuarial losses (gains)		1,459	1,221	(16,292)	(16,103)
AOCI in current year		$73,806	$80,795	$(56,454)	$(42,461)

MGIC Investment Corporation 2025 Form 10-K | 107

The projected benefit obligations, net periodic benefit costs and accumulated benefit obligation for the plans were determined using the following weighted average assumptions.

Actuarial Assumptions
Table	10.7
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
		12/31/2025	12/31/2024	12/31/2025	12/31/2024
Weighted-average assumptions used to determine
benefit obligations at year end
1. Discount rate		5.50%	5.70%	5.30%	5.65%
2. Rate of compensation increase		N/A	N/A	N/A	N/A
3. Cash balance interest crediting rate		4.84%	4.78%	N/A	N/A

Weighted-average assumptions used to determine
net periodic benefit cost for year
1. Discount rate		5.70%	5.20%	5.65%	5.20%
2. Expected long-term return on plan assets		6.00%	6.00%	7.50%	7.50%
3. Rate of compensation increase		N/A	N/A	N/A	N/A

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

The year-end asset allocations of the plans are shown in table 10.8 below.

Plan Assets
Table	10.8
		Pension Plan		Other Postretirement Benefit Plans
		12/31/2025	12/31/2024	12/31/2025	12/31/2024
Equity securities		21%	21%	100%	100%
Debt securities		79%	79%	—%	—%
Total		100%	100%	100%	100%

Fair value is disclosed using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value as described in Note 2 - "Significant Accounting Policies" and Note 6 - "Fair Value Measurements".

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

MGIC Investment Corporation 2025 Form 10-K | 108

The pension plan assets and related accrued investment income at fair value, by hierarchy level, as of December 31, 2025 and 2024, are shown in tables 10.9a and 10.9b below. There were no securities valued using Level 3 inputs.

Pension Plan Assets at Fair Value as of December 31, 2025
Table	10.9a
(In thousands)		Level 1	Level 2	Total
Domestic mutual funds		$2,468	$—	$2,468
U.S. government securities		36,765	—	36,765
Corporate debt securities
Corporate debt securities and other		—	112,945	112,945
Non-government foreign debt securities		—	16,487	16,487
Municipal bonds		—	18,974	18,974
Pooled equity accounts		—	46,515	46,515
Total assets at fair value		$39,233	$194,921	$234,154

Pension Plan Assets at Fair Value as of December 31, 2024
Table	10.9b
(In thousands)		Level 1	Level 2	Total
Domestic mutual funds		$3,479	$—	$3,479
U.S. government securities		22,355	—	22,355
Corporate debt Securities
Corporate debt securities and other		—	135,739	135,739
Non-government foreign debt securities		—	20,665	20,665
Municipal bonds		—	11,607	11,607
Pooled equity accounts		—	46,371	46,371
Total assets at fair value		$25,834	$214,382	$240,216

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

Generally, an improvement in funded status results in the de-risking of the portfolio, allocating more funds to fixed income and less to equity. A decline in funded status would result in a higher allocation to equity. The maximum equity allocation is 40%.

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

Tables 10.10a and 10.10b set forth the other postretirement benefits plan assets at fair value as of December 31, 2025 and 2024. All are Level 1 assets.

Other Postretirement Benefits Plan Assets at Fair Value as of December 31, 2025
Table	10.10a
(In thousands)		Level 1
Domestic mutual funds		$148,737
International mutual funds		33,699
Total assets at fair value		$182,436

MGIC Investment Corporation 2025 Form 10-K | 109

Other Postretirement Benefits Plan Assets at Fair Value as of December 31, 2024
Table	10.10b
(In thousands)		Level 1
Domestic mutual funds		$130,586
International mutual funds		26,018
Total assets at fair value		$156,604

Our postretirement plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:
•Total return should exceed growth in the Consumer Price Index by 5.75% annually
•Achieve competitive investment results

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

Investment in international mutual funds is limited to a maximum of 30% of the equity range. The allocation as of December 31, 2025 included 2% that was primarily invested in equity securities of emerging market countries and another 16% was invested in securities of companies primarily based in Europe and the Pacific Basin.

For the year ended December 31, 2025, we contributed $7.6 million to the pension and supplemental executive retirement plans. We do not expect to make a contribution to the pension plan in 2026 and distributions from the supplemental executive retirement plan will be funded as incurred. We did not make a contribution to the other postretirement benefits plan in 2025 and we do not expect to make a contribution in 2026.

Expected future benefit payments from the plans are shown in Table 10.11 below.

Expected Future Benefit Payments
Table	10.11
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefit Plans
(In thousands)		12/31/2025	12/31/2025
Current + 1		20,684	2,796
Current + 2		20,942	2,606
Current + 3		20,386	2,554
Current + 4		19,956	2,386
Current + 5		19,471	2,224
Current + 6 - 10		89,763	10,087

Profit Sharing and 401(k)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a contribution to the plan of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees of 200% up to the first 2% contributed and 100% of the next 2% contributed. We recognized expenses related to these plans of $7.4 million in 2025, $8.2 million in 2024, and $9.5 million in 2023.

MGIC Investment Corporation 2025 Form 10-K | 110

Note 11. Shareholders' Equity
Share Repurchase Programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In 2025, we repurchased approximately 30.1 million shares of our common stock for $782.0 million, inclusive of commissions. As of December 31, 2025, we had a remaining authorization to repurchase $425.2 million of our common stock under our existing share repurchase program through December 31, 2027. In the year to date period ended February 20, 2026 we repurchased approximately 4.5 million shares for $120.5 million.

In 2024, we repurchased approximately 25.3 million shares for $566.6 million, inclusive of commissions.

Cash Dividends
In the first and second quarters of 2025, we paid quarterly cash dividends of $0.13 per share. In the third and fourth quarters of 2025, we paid quarterly cash dividends of $0.15 per share. On January 27, 2026, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.15 per share payable on March 6, 2026 to shareholders of record at the close of business on February 17, 2026.

Note 12. Share-based Compensation Plans
Our current omnibus incentive plan was adopted on April 24, 2025. When the 2025 plan was adopted, no further awards could be made under our previous 2020 plan. The purpose of the 2025 plan is to motivate and incentivize performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. The 2025 plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after April 24, 2035 under the 2025 plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. At December 31, 2025, 11.0 million shares were available for future grant under the 2025 plan.

Under the fair value method, the compensation cost of awards granted under our share-based compensation plans is measured at the grant date based on the fair value of the awards and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years, although awards to our non-employee directors vest immediately. The grant date fair value of awards granted to executive officers and non-employee directors in 2025, is calculated based on the stock price as of the grant date, discounted to account for the one year post-vesting holding period to which the awards are subject. Table 12.1 summarizes the compensation cost recognized and charged against income for share-based awards.

Share-based Compensation Cost
Table	12.1	Years ended December 31,
(in thousands)		2025	2024	2023
Compensation cost recognized for share-based awards		$24,332	$31,227	31,537
Income tax benefit related to share-based compensation cost		1,268	2,383	2,870
Share-based compensation cost, net		$23,064	$28,844	28,667

As of December 31, 2025, the total unrecognized compensation cost for all of our outstanding share-based awards was $16.4 million. A portion of the unrecognized costs associated with the outstanding awards may or may not be recognized in future periods, depending upon whether or not the performance and/or service conditions are met. The cost associated with the outstanding share-based awards is expected to be recognized over a weighted-average period of 1.5 years.

MGIC Investment Corporation 2025 Form 10-K | 111

Table 12.2 summarizes restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2025.

Restricted Stock
Table	12.2
		Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2024		$16.04	2,827,801
Granted (1)		24.45	724,339
Performance adjustment (2)		—	732,231
Vested		15.67	(1,844,424)
Forfeited		23.21	(45,674)
Restricted stock outstanding at December 31, 2025		$18.54	2,394,273
(1) Approximately 47% of the shares granted in 2025 are subject to performance conditions under which the target number of shares granted may vest from 0% to 200%.
(2) Amount represents the difference between the number of shares vested at settlement with performance conditions and the number of target shares at the grant date in 2022.

At December 31, 2025, the 2.4 million shares of restricted stock outstanding consisted of 1.7 million shares that are subject to performance conditions, 0.5 million shares that are subject only to service conditions, and 0.2 million shares related to non-employee director shares. The weighted-average grant date fair value of restricted stock granted during 2024 and 2023 was $19.81 and $14.17, respectively. Prior to 2025, the fair value of restricted stock granted was the closing price of the common stock on the New York Stock Exchange on the date of grant or previous trading day if the New York Stock Exchange was closed on the date of grant. The total fair value of restricted stock vested during 2025, 2024 and 2023 was $44.9 million, $43.2 million, and $17.3 million, respectively.

Note 13. Statutory Information
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

Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position ("MPP"). MGIC's “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders' position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at December 31, 2025.

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’

MGIC Investment Corporation 2025 Form 10-K | 112

investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current mortgage insurance regulations with the Model Act; however it is expected that modifications will be made before formal adoption.

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

For the years ended December 31, 2025, 2024, and 2023 there were no contributions made to MGIC or distributions from other insurance subsidiaries to us. Dividends paid by MGIC are shown in table 13.1 below.

Surplus Contributions and Dividends of Insurance Subsidiaries
Table	13.1
		Years Ended December 31,
(In thousands)		2025	2024	2023
Dividends paid by MGIC to the holding company (1)		$800,000	750,000	600,000
(1) Dividends paid in cash and/or investment securities.

Statutory Financial Information
The OCI recognizes only statutory accounting principles prescribed, or practices permitted, by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency loss reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency loss reserves, statutory net income is reduced. The statutory net income, policyholders’ surplus, and contingency reserve liability of our insurance subsidiaries, including MGIC, are shown in table 13.2.

Statutory Financial Information of Insurance Subsidiaries
Table	13.2
		As of and for the Years Ended December 31,
(In thousands)		2025	2024	2023
Statutory net income		$735,093	$1,112,477	$279,145
Statutory policyholders' surplus		894,278	976,756	639,878
Contingency reserve		4,914,234	4,897,284	5,199,405

The decrease in statutory policyholders' surplus for the year ended December 31, 2025 is primarily due to dividend payments to MGIC Investment Corporation ("the holding company"), offset by statutory net income.

MGIC Investment Corporation 2025 Form 10-K | 113

Note 14. Segment Reporting
We operate as a single reportable segment, which is defined as Mortgage Insurance. This segment generates revenue through mortgage insurance and reinsurance provided under the GSEs credit risk transfer programs. The results of our Mortgage Insurance segment are reported within our financial statements as the consolidated financial results for MGIC Investment Corporation and Subsidiaries. The accounting policies of the Mortgage Insurance segment are the same as those described in Note 2. Significant Accounting Policies.

The Senior Management Oversight Committee (“SMOC”), acts as the Company's chief operating decision maker (“CODM”). The CODM uses consolidated net income (loss) as the primary GAAP measure to evaluate actual financial performance versus planned financial performance and to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below presents a disaggregation of significant segment expenses as monitored by our CODM:

Significant Segment Expenses
Table	14.1
		Years Ended December 31,
(In thousands)		2025	2024	2023
Other underwriting and operating expenses net:
Employee costs		$143,727	$157,937	$176,682
Outside services (1)		32,355	32,667	36,099
Premium taxes (2)		21,380	21,547	21,523
Depreciation expense		3,253	4,179	4,626
All other underwriting and operating (3)		(7,242)	(7,006)	(12,926)
Total other underwriting and operating expenses, net		$193,473	$209,324	$226,004
(1)Outside services expense generally includes expenses related to outsourced IT services and consulting services.
(2)Premium taxes are taxes paid to states and municipalities based upon the amount of premiums written.
(3)All other underwriting and operating expenses include ceding commissions (a reduction to our underwriting expenses, see Note 7 - "Reinsurance"), computer hardware and software expenses, legal, audit, insurance, and general and administrative expenses.

Note 15. Litigation and Contingencies
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

MGIC Investment Corporation 2025 Form 10-K | 114

Note 16. Income Taxes
Net deferred tax assets (liabilities) as reported on the consolidated balance sheets as of December 31, 2025 and 2024 are shown in table 16.1 below.

Deferred Tax Assets and Liabilities
Table	16.1
(In thousands)		2025	2024
Total deferred tax assets		$60,277	$105,437
Total deferred tax liabilities		(41,765)	(35,562)
Net deferred tax asset (liability)		$18,512	$69,875

Table 16.2 includes the components of the net deferred tax asset (liability) as of December 31, 2025 and 2024.

Deferred Tax Components
Table	16.2
(In thousands)		2025	2024
Unrealized losses on investments		$32,081	$68,550
Unearned premium reserves		8,845	11,111
Transferable tax credits		8,733	—
Deferred compensation		6,411	7,878
Loss reserves		3,047	2,291
Research and experimental costs		160	14,143
Benefit plans		(32,086)	(25,195)
Bond discount amortization		(3,996)	(3,535)
Fixed assets		(2,534)	(2,833)
Deferred policy acquisition costs		(1,759)	(2,456)
Other, net		(390)	(79)
Net deferred tax asset (liability)		$18,512	$69,875

The $8.7 million carryforward for our transferable tax credits expires in 2048. We believe that all gross deferred tax assets at December 31, 2025 and 2024 are fully realizable and no valuation allowance has been established.

Table 16.3 summarizes income before income tax expense for the periods indicated.

U.S. and Foreign Income Before Income Tax Expense
Table	16.3	2025		2024		2023
(In thousands)		Amount	Percent (%)	Amount	Percent (%)	Amount	Percent (%)
U.S.		922,826	99.4%	962,784	99.4%	893,957	99.1%
Foreign		5,711	0.6%	5,925	0.6%	8,272	0.9%
Income before tax		928,537	100.0%	968,709	100.0%	902,229	100.0%

Table 16.4 summarizes the components of the provision for income taxes for the periods indicated.

Provision for (Benefit from) Income Taxes
Table	16.4
(In thousands)		2025	2024	2023
Current U.S. federal		$163,227	$196,582	$185,191
Deferred		19,226	1,805	1,550
Other		7,737	7,328	2,539
Provision for income taxes		$190,190	$205,715	$189,280

MGIC Investment Corporation 2025 Form 10-K | 115

Table 16.5 reconciles the amount and rate of tax from the U.S. federal statutory income tax rate to our effective tax provision rate after the prospective adoption of ASU 2023-09.

Effective Tax Rate Reconciliation After Adoption of ASU 2023-09
Table	16.5	2025
(In thousands)		Amount	Percent (%)
U.S. federal statutory income tax rate		194,993	21.0%
Tax credits:
Transferable tax credits		(10,032)	(1.1)%
Other credits		(2,066)	(0.2)%
Other		7,295	0.8%
Effective tax rate		190,190	20.5%

Table 16.6 reconciles the rate of tax from the U.S. federal statutory income tax rate to our effective tax provision rate for years prior to the adoption of ASU 2023-09.

Effective Tax Rate Reconciliation Prior to Adoption of ASU 2023-09
Table	16.6
		2024	2023
U.S. federal statutory income tax rate		21.0%	21.0%
Tax exempt municipal bond interest		(0.3)%	(0.5)%
Other, net		0.5%	0.5%
Effective tax rate		21.2%	21.0%

Table 16.7 provides our income tax payments by jurisdiction.

Income Taxes Paid by Jurisdiction
Table	16.7	2025
(In thousands)		Amount	Percent (%)
Federal
U.S.		57,043	73%
Transferable tax credits		12,174	16%
Total federal income taxes paid		69,217	89%
State		6,351	8%
Other		2,236	3%
Total income taxes paid		77,804	100%

Current federal income tax payments were $181.8 million and $188.2 million in 2024 and 2023, respectively. U.S. Tax payments include cash payments to the IRS and net purchases of U.S. government non-interest-bearing tax and loss bonds. As of December 31, 2025 we owned $984.2 million of tax and loss bonds and our federal tax credits payable was $135.3 million. Excluding Federal, no jurisdiction comprises 5% or more of the total income taxes paid.

We have not recorded any uncertain tax positions during 2025 and 2024 and have no unrecognized tax benefits at December 31, 2025 and December 31, 2024. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. Generally, tax years after 2021 are open to examination by tax authorities.

MGIC Investment Corporation 2025 Form 10-K | 116

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGIC Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGIC Investment Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

MGIC Investment Corporation 2025 Form 10-K | 117

whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Loss Reserves – Primary Case Reserves

As described in Notes 2 and 8 to the consolidated financial statements, the Company establishes case reserves for estimated insurance losses when notices of delinquency on insured mortgage loans are received. As of December 31, 2025, the Company’s recorded loss reserves were $475 million. A significant portion of total loss reserves relates to primary case reserves established for the Company’s primary insurance business. Case reserves are established by estimating the number of loans in the delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The Company’s case reserve estimates are primarily established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions.

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
February 25, 2026

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

MGIC Investment Corporation 2025 Form 10-K | 118

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2025, as stated in their report which appears herein.

Changes in Internal Control During the Fourth Quarter
There are no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

The information set forth below is included for the purpose of providing disclosure under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of Form 8-K.
On February 22, 2026, Jodeen A. Kozlak, a member of the Board of Directors (the “Board”) of MGIC Investment Corporation (the “Corporation”), notified the Corporation that she does not intend to stand for re-election to the Board once her current term ends at the Annual Meeting of Shareholders to be held on April 23, 2026. Ms. Kozlak’s decision was not because of any disagreement regarding any matter related to the operations, policies, or practices of the Corporation.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

MGIC Investment Corporation 2025 Form 10-K | 119

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information (other than on the executive officers) will be included in our Proxy Statement for the 2026 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2025. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

Item 11. Executive Compensation
This information will be included in our Proxy Statement for the 2026 Annual Meeting of Shareholders and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2025. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2026 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2025. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

The table below sets forth certain information, as of December 31, 2025, the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

		Equity compensation plans approved by security holders
(a)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	2,394,273
(b)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	—
(c)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Row (a)) (2)	11,012,106

(1)Includes RSUs granted under our 2025 Omnibus Incentive Plan for which shares will be issued in the future, provided the service conditions are met. Of the RSUs granted under the 2025 Plan, 1,711,272 are subject to performance conditions, 513,217 subject to service conditions, and the remainder are related to non-employee director restricted stock units.
(2)Reflects shares available for granting. All of these shares are available under our 2025 Plan.

MGIC Investment Corporation 2025 Form 10-K | 120

Item 13. Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, this information will be included in our Proxy Statement for the 2026 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2025. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 14. Principal Accountant Fees and Services
This information will be included in our Proxy Statement for the 2026 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2025. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2025 Form 10-K | 121

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2025 and 2024
Consolidated statements of operations for each of the three years in the period ended December 31, 2025
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2025
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2025
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2025
Notes to consolidated financial statements
Report of independent registered public accounting firm

2	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Page
Schedule I - Summary of investments, other than investments in related parties at December 31, 2025	127
Schedule II - Condensed financial information of Registrant
Condensed balance sheets at December 31, 2025 and 2024	128
Condensed statements of operations for each of the three years in the period ended December 31, 2025	129
Condensed statements of cash flows for each of the three years in the period ended December 31, 2025	130
Supplementary notes to parent company financial statements	131
Schedule IV – Reinsurance for each of the three years in the period ended December 31, 2025	132
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

MGIC Investment Corporation 2025 Form 10-K | 122

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
10.2.24	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2024) *	10-K	10.2.24	February 21, 2024
10.2.25	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2025) *	10-K	10.2.25	February 26, 2025
10.2.28	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2023) *	10-K	10.2.28	February 21, 2024
10.2.29	Form of Restricted Stock Unit Agreement under 2025 Omnibus Incentive Plan (Adopted February 2026) * †
10.2.30	Form of Restricted Stock Unit Agreement (for Directors) under 2025 Omnibus Incentive Plan (Adopted February 2026) * †
10.3.4	MGIC Investment Corporation 2020 Omnibus Incentive Plan *	DEF 14A	App. C	March 20, 2020
10.3.5	MGIC Investment Corporation 2025 Omnibus Incentive Plan *	DEF 14A	App. C	March 21, 2025
10.6	Executive Bonus Plan * †
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K	10.8	February 21, 2024
10.11.5	Form of Amended and Restated Key Executive Employment and Severance Agreement (Adopted May 2021) *	10-Q	10.11.5	May 5, 2021
10.11.6	MGIC Investment Corporation Executive Severance Plan *	10-Q	10.11.6	July 31, 2024
10.12	Form of Agreement Not to Compete. * †
19	Insider Trading Policy and Procedures †
21	Direct and Indirect Subsidiaries. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††

MGIC Investment Corporation 2025 Form 10-K | 123

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
97	Policy relating to Recovery of Erroneously Awarded Compensation †
99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009
99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009
99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012
99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014
99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.25	May 7, 2015
99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation.	10-K	10.2.15	February 26, 2016
99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto	10-Q	99.27	May 5, 2017
99.28	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.28	May 7, 2020
99.29	State Variations Endorsement (for other than Maine and Puerto Rico) to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.29	May 7, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes a management contract or compensatory plan.
**	Certain portions of this Exhibit are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith.
††	Furnished herewith.

MGIC Investment Corporation 2025 Form 10-K | 124

Item 16. Form 10-K Summary
Not applicable.

MGIC Investment Corporation 2025 Form 10-K | 125

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Timothy J. Mattke	/s/ Martin P. Klein
Timothy J. Mattke	Martin P. Klein, Director
Chief Executive Officer and Director

/s/ Jodeen A. Kozlak
/s/ Nathaniel H. Colson	Jodeen A. Kozlak, Director
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer	/s/ Teresita M. Lowman
(Principal Financial Officer)	Teresita M. Lowman, Director

/s/ Julie K. Sperber	/s/ Daniela A. O'Leary-Gill
Julie K. Sperber	Daniela A. O'Leary-Gill, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Sheryl L. Sculley
Sheryl L. Sculley, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director	/s/ Michael L. Thompson
Michael L. Thompson, Director

/s/ Curt S. Culver
Curt S. Culver, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

/s/ Jay C. Hartzell
Jay C. Hartzell, Director

MGIC Investment Corporation 2025 Form 10-K | 126

MGIC INVESTMENT CORPORATION

SCHEDULE I — Summary of Investments - Other than Investments in Related Parties - December 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed income:
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$279,359	$277,812	$277,812
Obligations of U.S. states and political subdivisions	1,961,841	1,838,764	1,838,764
Foreign government debt	4,487	4,067	4,067
Public utilities	233,134	348,387	348,387
ABS	225,478	226,561	226,561
CLOs	99,182	99,287	99,287
Mortgage-backed	604,645	596,807	596,807
All other corporate debt securities	2,479,214	2,342,885	2,342,885
Commercial paper	56,661	56,661	56,661
Total fixed income	$5,944,001	$5,791,231	$5,791,231

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	16,286	15,322	15,322
Total equity securities	$16,286	$15,322	$15,322

Total investments	$5,960,287	$5,806,553	$5,806,553

MGIC Investment Corporation 2025 Form 10-K | 127

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Balance Sheets Parent Company Only
	December 31,
(In thousands)	2025	2024
ASSETS
Fixed income, available-for-sale, at fair value (amortized cost, 2025 – $450,697 ; 2024 – $544,456)	$451,540	$546,179
Short-term, fixed income, available-for-sale, at fair value (amortized cost, 2025 – $388,164 ; 2024 – $379,603)	388,345	379,701
Total investment portfolio	839,885	925,880

Cash and cash equivalents	233,660	149,944
Investment in subsidiaries, at equity in net assets	4,842,761	4,767,074
Accounts receivable - affiliates	2,244	2,512
Income taxes - current and deferred	32,044	2,221
Accrued investment income	6,760	8,165
Total assets	$5,957,354	$5,855,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$646,138	$644,667
Federal tax credits payable	135,344	12,535	(1)
Accrued interest	12,797	12,797
Other liabilities	15,524	13,422	(1)
Total liabilities	809,803	683,421

Shareholders’ equity:
Common stock ($1 par value, shares authorized 1,000,000; shares issued and outstanding 2025 - 219,367; 2024 - 248,449)	219,367	248,449
Paid-in capital	1,812,463	1,808,236
Accumulated other comprehensive income (loss), net of tax	(134,394)	(288,162)
Retained earnings	3,250,115	3,403,852
Total shareholders’ equity	5,147,551	5,172,375
Total liabilities and shareholders’ equity	$5,957,354	$5,855,796
(1) Certain amounts have been reclassified to conform with current year presentation

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2025 Form 10-K | 128

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Operations Parent Company Only
	Years Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Investment income, net of expenses	$44,748	$46,167	$30,123
Net realized investment gains (losses)	612	254	(47)
Total revenues	45,360	46,421	30,076

Expenses:
Operating expenses	2,402	1,479	1,555
Interest expense	35,603	35,602	36,905
Total expenses	38,005	37,081	38,460
Income (loss) before tax	7,355	9,340	(8,384)
Benefit from income taxes	(9,706)	(772)	(1,734)
Equity in net income of subsidiaries	721,286	752,882	719,599
Net income	738,347	762,994	712,949
Other comprehensive income (loss), net of tax	153,768	28,119	165,230
Comprehensive income	$892,115	$791,113	$878,179
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2025 Form 10-K | 129

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only
	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$738,347	$762,994	$712,949
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(721,286)	(752,882)	(719,599)
Dividends received from subsidiaries	247,614	526,879	326,013
Deferred tax expense (benefit)	82	36,798	86,219
Other	12,072	19,298	26,726
Change in certain assets and liabilities:
Accounts receivable - affiliates	268	348	(1,996)
Income taxes receivable	87,518	(5,683)	45,913
Accrued investment income	5,981	1,007	(499)
Accrued interest	—	—	349
Net cash provided by (used in) operating activities	370,596	588,759	476,075
Cash flows from investing activities:
Return of capital from subsidiaries	—	40,000	—
Purchases of investments	(328,357)	(514,482)	(566,795)
Proceeds from sales of investments	981,762	546,111	555,957
Net cash provided by (used in) investing activities	653,405	71,629	(10,838)
Cash flows from financing activities:
Conversion / purchase of convertible junior subordinated debentures	—	—	(28,637)
Repurchase of common stock	(788,645)	(569,478)	(337,182)
Dividends paid	(132,491)	(130,500)	(122,965)
Payment of withholding taxes related to share-based compensation net share settlement	(19,149)	(19,066)	(7,257)
Net cash provided by (used in) financing activities	(940,285)	(719,044)	(496,041)
Net increase (decrease) in cash and cash equivalents	83,716	(58,656)	(30,804)
Cash and cash equivalents at beginning of year	149,944	208,600	239,404
Cash and cash equivalents at end of year	$233,660	$149,944	$208,600
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2025 Form 10-K | 130

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
SUPPLEMENTARY NOTES

Note A

The accompanying Parent Company financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing in this annual report.

Note B

Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments in 2026, we will notify the OCI to ensure it does not object.

The payment of dividends from MGIC is the principal source of cash inflow for MGIC Investment Corporation, other than investment income and raising capital in the public markets. The payment of dividends by our insurance subsidiaries is restricted by insurance regulation as discussed above. MGIC paid a total of $800 million, $750 million and $600 million in dividends in cash and fixed income securities to our holding company during 2025, 2024, and 2023, respectively. No contributions were made to our insurance subsidiaries in 2025, 2024, or 2023. In 2024, capital of $40 million was returned to our holding company from a non-insurance subsidiary.

Note C

The 5.25% Senior Notes discussed in Note 3 – “Debt” to our consolidated financial statements, are obligations of MGIC Investment Corporation and not of its subsidiaries.

MGIC Investment Corporation 2025 Form 10-K | 131

MGIC INVESTMENT CORPORATION

SCHEDULE IV — Reinsurance Mortgage Insurance Premiums Earned Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2025	$1,141,305	$190,019	$14,526	$965,812	1.5%
2024	1,138,245	181,896	14,458	970,807	1.5%
2023	1,142,412	202,821	12,960	952,551	1.4%

MGIC Investment Corporation 2025 Form 10-K | 132