Form 10-Q
period 2026-03-31
MGIC INVESTMENT CORP
filed 2026-04-29
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 24, 2026, there were 211,490,268 shares of common stock of the registrant, par value $1.00 per share, outstanding.

Forward Looking Statements and Risk Factors
This report contains forward looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on current assumptions, expectations, and projections and are subject to risks and uncertainties that could cause actual results to differ materially. Forward-looking statements consist of statements which relate to matters other than historical fact, including matters that inherently refer to future events. Among others, statements that include words such as "believe," "anticipate," "will" or "expect," or words of similar import, are forward-looking statements. Our actual results may differ, possibly materially, from those expressed or implied in such forward-looking statements. Factors and uncertainties that could cause actual results to differ can be found in the “Risk Factors” and “Forward-Looking Statements” sections included in MGIC Investment Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our Quarterly Reports on Form 10-Q and other reports filed from time to time with the Securities and Exchange Commission. Such factors and uncertainties include, without limitation:
•Our results are dependent on U.S. economic and housing market conditions; adverse conditions may cause a decrease in new insurance written and/or an increase in delinquencies, claim frequency, and claim severity. Additionally, if the volume of low down payment home mortgage originations declines, the amount of new insurance that we write could decline.
•The substantial majority of MGIC’s new insurance written is for loans purchased by Fannie Mae and Freddie Mac (“the GSEs”); therefore, changes to their business practices or legislative, regulatory or administrative reforms could materially affect our business and financial results.
•Failure to comply with the GSEs’ Private Mortgage Insurance Eligibility Requirements (“PMIERs”) could limit our operations, or at the extreme, lead to suspension or termination of eligibility to insure loans purchased by the GSEs.
•Loss reserve estimates are subject to uncertainties; actual losses may differ materially from estimates. Additionally, because reserves are established only upon delinquency, losses may disproportionately impact earnings in certain periods.
•We operate in a highly regulated environment at both the federal and state levels; regulatory changes or enforcement actions may adversely affect our operations and/or financial results.
•If we fail to meet the State Capital Requirements of Wisconsin, we could be prevented from writing new business in all jurisdictions; we could be prevented from writing new business in a particular jurisdiction if we fail to meet the state capital requirements of that jurisdiction.
•Pandemics, severe weather events, and climate related developments may negatively affect home prices and affordability, potentially leading to an increase in delinquencies, claim frequency, and claim severity. Actions by government authorities, including FHFA and the GSEs, to address climate related issues could similarly affect our results.
•The availability, cost, and capital credit for reinsurance may change due to market conditions or GSE actions, potentially requiring us to retain more risk and maintain additional capital.
•Our financial results may be impacted if lenders and investors seek alternatives to private mortgage insurance. In addition, changes in GSE programs, growth in government market share, or changes to regulatory capital rules to limit capital relief for mortgage insurance could affect our business in similar ways.
•The premium rates we charge may prove inadequate due to unknown future economic conditions, modelling limitations or errors, or other unexpected events.
•The length of time our insurance policies remain in force (“persistency”) affects our results. Among other things, persistency can be influenced by interest rates, borrower equity, refinancing activity, and mortgage insurance cancellation requirements.
•Instability in financial markets or counterparty failures, including by reinsurers or mortgage servicers, could increase our credit risk and losses.
•Ineffective risk management programs, inaccurate data or model errors could impair our ability to identify and respond to risks, and materially adversely affect our business, results of operations, and financial condition.
•Technology system failures, cybersecurity breaches, or data privacy incidents could materially disrupt operations and cause financial and reputational damage.
•Changes in our underwriting practices and mix of business have the potential to increase risk and negatively affect our financial results.
•Our business depends on hiring and retaining experienced management and key personnel; the failure to do so could disrupt operations and negatively impact our financial condition.
•The mortgage insurance market is highly competitive. Competition from private mortgage insurers, government programs, and potential new market entrants —combined with pricing pressure and shifting customer preferences and relationships—could lead to a reduction in our new insurance written.
•Adverse rating agency actions could affect our competitiveness, GSE eligibility, and access to capital.
•Litigation and regulatory proceedings could result in fines, settlements, operational restrictions, or reputational harm.
•Our investment portfolio is exposed to risks that could adversely impact our operations and financial results. Future capital needs could require issuance of debt or equity, potentially diluting shareholders.
•Our stock price may fluctuate due to economic, industry, regulatory, or company specific developments.

MGIC Investment Corporation - Q1 2026 | 2

•Regulatory limits on dividends from our insurance subsidiaries have the potential to constrain holding company liquidity and our ability to pay shareholder dividends or repurchase stock in the future.
We are not undertaking any obligation to update any forward-looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No investor should rely on the fact that such statements are current at any time other than the time at which this press release was delivered for dissemination to the public.

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
Form 10-Q
For the Quarter Ended March 31, 2026

MGIC Investment Corporation - Q1 2026 | 4

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

Credit Score
A measure of consumer credit risk produced using credit scoring methodologies and data collected by the credit bureaus.

CRT
Credit risk transfer. The transfer of a portion of mortgage credit risk to the private sector through different forms of transactions and structures.

/ D
DAC
Deferred insurance policy acquisition costs

Debt-to-Income (“DTI”) Ratio
The ratio, expressed as a percentage, of a borrower’s total debt payments to gross income.

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

MGIC Investment Corporation - Q1 2026 | 5

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

MGIC Investment Corporation - Q1 2026 | 6

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
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q1 2026 | 7

PART I. Financial Information
Item 1. Financial Statements

MGIC Investment Corporation and Subsidiaries
Consolidated Balance Sheets

(In thousands)	Note	March 31, 2026	December 31, 2025
		(Unaudited)
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost 2026 - $5,677,277; 2025 - $5,642,929)		$5,482,530	$5,489,945
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2026 - $220,684; 2025 - $301,072)		220,591	301,286
Equity securities, at fair value (cost 2026 - $16,323; 2025 - $16,286)		15,191	15,322
Other invested assets, at cost		1,109	1,109
Total investment portfolio		5,719,421	5,807,662
Cash and cash equivalents		235,090	368,989
Restricted cash and cash equivalents		14,405	6,525
Accrued investment income		57,256	58,009
Reinsurance recoverable on loss reserves	7	73,184	65,055
Reinsurance recoverable on paid losses	7	3,897	4,386
Premiums receivable		68,143	58,184
Home office and equipment, net		31,947	32,454
Deferred insurance policy acquisition costs		7,955	8,377
Deferred income taxes, net		15,494	18,512
Other assets		189,957	211,333
Total Assets		$6,416,749	$6,639,486

Liabilities and Shareholders’ Equity
Liabilities:
Loss reserves	8	$499,120	$474,884
Unearned premiums		92,606	93,026
Senior notes	3	646,506	646,138
Federal tax credits payable		16,110	135,344
Other liabilities		125,120	142,543
Total Liabilities		1,379,462	1,491,935
Contingencies	15
Shareholders’ equity:	11
Common stock ($1 par value, shares authorized 1,000,000; shares issued and outstanding 2026 - 213,200; 2025 - 219,367)		213,200	219,367
Paid-in capital		1,795,697	1,812,463
Accumulated other comprehensive income (loss), net of tax	9	(167,482)	(134,394)
Retained earnings		3,195,872	3,250,115
Total Shareholders’ Equity		5,037,287	5,147,551
Total Liabilities and Shareholders’ Equity		$6,416,749	$6,639,486

See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q1 2026 | 8

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2026	2025
Revenues:
Premiums written:
Direct		$286,522	$276,471
Assumed		3,965	3,538
Ceded	7	(55,544)	(44,663)
Net premiums written		234,943	235,346
Decrease in unearned premiums, net		420	8,373
Net premiums earned	7	235,363	243,719
Investment income, net of expenses		61,742	61,443
Net gains (losses) on investments and other financial instruments	5	(169)	741
Other revenue		141	331
Total Revenues		297,077	306,234

Losses and Expenses:
Losses incurred, net	8	33,242	9,591
Amortization of deferred insurance policy acquisition costs		1,224	1,657
Other underwriting and operating expenses, net	14	46,884	51,406
Interest expense		8,899	8,899
Total Losses and Expenses		90,249	71,553
Income before tax		206,828	234,681
Provision for income tax		41,525	49,221
Net Income		$165,303	$185,460

Earnings per share:
Basic	4	$0.76	$0.76
Diluted	4	$0.76	$0.75

Weighted average common shares outstanding - basic	4	216,135	244,147
Weighted average common shares outstanding - diluted	4	218,186	246,490

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2026 | 9

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2026	2025
Net Income		$165,303	$185,460
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	5	(33,238)	51,671
Benefit plan adjustments		150	46
Other comprehensive income (loss), net of tax		(33,088)	51,717
Comprehensive Income (Loss)		$132,215	$237,177

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2026 | 10

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2026	2025
Common Stock
Balance, beginning of period		$219,367	$248,449
Issuance of common stock, net under share-based compensation plans	12	1,042	980
Purchases of common stock	11	(7,209)	(9,235)
Balance, end of period		213,200	240,194

Paid-in Capital
Balance, beginning of period		1,812,463	1,808,236
Issuance of common stock, net under share-based compensation plans	12	(23,197)	(19,848)
Equity compensation	12	6,431	8,087
Balance, end of period		1,795,697	1,796,475

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period		(134,394)	(288,162)
Other comprehensive income (loss), net of tax	9	(33,088)	51,717
Balance, end of period		(167,482)	(236,445)

Retained Earnings
Balance, beginning of period		3,250,115	3,403,852
Purchases of common stock	11	(187,007)	(217,104)
Net income		165,303	185,460
Cash dividends	11	(32,539)	(32,548)
Balance, end of period		3,195,872	3,339,660

Total Shareholders’ Equity		$5,037,287	$5,139,884

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2026 | 11

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$165,303	$185,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(84)	2,694
Deferred tax expense (benefit)	7,367	9,932
Equity compensation	6,431	8,087
Net (gains) losses on investments and other financial instruments	169	(741)
Change in certain assets and liabilities:
Accrued investment income	753	2,296
Reinsurance recoverable on loss reserves	(8,129)	(4,583)
Reinsurance recoverable on paid losses	489	2,350
Premiums receivable	(9,959)	1,263
Deferred insurance policy acquisition costs	422	580
Loss reserves	24,236	2,371
Unearned premiums	(420)	(8,373)
Current income taxes	(80,619)	61,087
Other, net	(29,057)	(38,769)	(1)
Net cash provided by (used in) operating activities	76,902	223,654

Cash flows from investing activities:
Purchases of investments	(430,297)	(455,780)
Proceeds from sales of investments	1,040	20,737
Proceeds from maturity of fixed income securities	476,227	467,543
Additions to property and equipment	(184)	(125)
Net cash provided by (used in) investing activities	46,786	32,375

Cash flows from financing activities:
Repurchase of common stock	(192,368)	(225,176)
Dividends paid	(35,184)	(33,919)
Payment of withholding taxes related to share-based compensation net share settlement	(22,155)	(18,868)
Net cash provided by (used in) financing activities	(249,707)	(277,963)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(126,019)	(21,934)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	375,514	234,627
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$249,495	$212,693
(1) Certain amounts have been reclassified to conform with current year presentation

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2026 | 12

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for an interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The substantial majority of our new insurance written (“NIW”) has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, and calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of March 31, 2026, MGIC’s Available Assets are in excess of its Minimum Required Assets; therefore MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

MGIC Investment Corporation - Q1 2026 | 13

Note 3. Debt
Debt Obligations
The aggregate carrying value of our 5.25% Senior Notes (“5.25% Notes”) and the par value as of March 31, 2026 and December 31, 2025 is presented in table 3.1 below.

Long-Term Debt Obligation, Carrying Value
Table	3.1
(In thousands)		March 31, 2026	December 31, 2025
5.25% Notes, due August 2028 (par value: $650 million)		$646,506	$646,138

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 3 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information pertaining to our debt obligation. As of March 31, 2026, we are in compliance with our debt covenants.

Interest Payments
Interest payments were $17.1 million for the three months ended March 31, 2026 and 2025.

Note 4. Earnings per Share
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

Table 4.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings Per Share
Table	4.1
		Three Months Ended March 31,
($ in thousands, except per share data)		2026	2025
Net income - basic and diluted		$165,303	$185,460
Basic weighted average common shares outstanding		216,135	244,147
Dilutive effect of unvested RSUs		2,051	2,343
Diluted weighted average common shares outstanding		218,186	246,490

Earnings per share:
Basic earnings per share		$0.76	$0.76
Diluted earnings per share		$0.76	$0.75

MGIC Investment Corporation - Q1 2026 | 14

Note 5. Investments
Fixed Income Securities
Our fixed income securities classified as available-for-sale at March 31, 2026 and December 31, 2025 are shown in tables 5.1a and 5.1b below.

Details of Fixed Income Securities by Category as of March 31, 2026
Table	5.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$236,034	$316	$(2,720)	$233,630
Obligations of U.S. states and political subdivisions		1,902,497	8,232	(138,321)	1,772,408
Corporate debt securities		2,727,634	19,830	(67,327)	2,680,137
ABS		263,392	1,367	(2,118)	262,641
RMBS		361,981	5,212	(16,483)	350,710
CMBS		261,115	919	(3,117)	258,917
CLOs		131,422	8	(209)	131,221
Foreign government debt		4,488	—	(429)	4,059
Commercial paper		9,398	—	—	9,398
Total fixed income securities		$5,897,961	$35,884	$(230,724)	$5,703,121

Details of Fixed Income Securities by Category as of December 31, 2025
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$279,359	$958	$(2,505)	$277,812
Obligations of U.S. states and political subdivisions		1,961,841	10,958	(134,035)	1,838,764
Corporate debt securities		2,712,348	36,781	(57,857)	2,691,272
ABS		225,478	2,418	(1,335)	226,561
RMBS		366,671	8,169	(16,816)	358,024
CMBS		237,974	2,484	(1,675)	238,783
CLOs		99,182	129	(24)	99,287
Foreign government debt		4,487	—	(420)	4,067
Commercial paper		56,661	—	—	56,661
Total fixed income securities		$5,944,001	$61,897	$(214,667)	$5,791,231
We had $12.5 million and $12.6 million of investments at fair value on deposit with various states as of March 31, 2026 and December 31, 2025, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $173.9 million and $185.7 million at March 31, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q1 2026 | 15

The amortized cost and fair values of fixed income securities at March 31, 2026, by contractual maturity, are shown in table 5.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities are not due at a single maturity date, they are listed in separate categories.

Fixed Income Securities Maturity Schedule
Table	5.2
		March 31, 2026
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$650,211	$649,526
Due after one year through five years		1,697,951	1,662,497
Due after five years through ten years		1,626,253	1,565,298
Due after ten years		905,636	822,311
		4,880,051	4,699,632

ABS		263,392	262,641
RMBS		361,981	350,710
CMBS		261,115	258,917
CLOs		131,422	131,221
Total		$5,897,961	$5,703,121

Equity Securities
The cost and fair value of investments in equity securities at March 31, 2026 and December 31, 2025 are shown in tables 5.3a and 5.3b below.

Details of Equity Security Investments as of March 31, 2026
Table	5.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,323	$29	$(1,161)	$15,191

Details of Equity Security Investments as of December 31, 2025
Table	5.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,286	$42	$(1,006)	$15,322

Net Gains (Losses) on Investments and Other Financial Instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 5.4 below.

Details of Net Gains (Losses) on Investments and Other Financial Instruments
Table	5.4	Three Months Ended March 31,
(in thousands)		2026	2025

Fixed income securities:
Gains on sales		$210	$349
Losses on sales		(10)	(29)
Equity securities gains (losses):
Changes in fair value		(168)	120
Change in embedded derivative on Home Re Transactions(1)		(201)	301
Net gains (losses) on investments and other financial instruments		$(169)	$741

Proceeds from sales of fixed income securities		$1,005	$20,737
(1) See Note 6 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

MGIC Investment Corporation - Q1 2026 | 16

Other Invested Assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized Investment Losses
Tables 5.5a and 5.5b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2026 and December 31, 2025, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 5.5a and 5.5b are estimated using the process described in Note 6 - “Fair Value Measurements” to these consolidated financial statements and in Note 2 - “Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report on Form 10-K.

Unrealized Loss Aging for Securities by Type and Length of Time as of March 31, 2026
Table	5.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$76,203	$(326)	$42,711	$(2,394)	$118,914	$(2,720)
Obligations of U.S. states and political subdivisions		222,709	(4,077)	1,054,706	(134,244)	1,277,415	(138,321)
Corporate debt securities		718,161	(5,659)	800,140	(61,668)	1,518,301	(67,327)
ABS		150,590	(970)	4,719	(1,148)	155,309	(2,118)
RMBS		24,711	(273)	155,868	(16,210)	180,579	(16,483)
CMBS		124,997	(1,543)	71,050	(1,574)	196,047	(3,117)
CLOs		112,902	(209)	—	—	112,902	(209)
Foreign government debt		—	—	4,059	(429)	4,059	(429)
Total		$1,430,273	$(13,057)	$2,133,253	$(217,667)	$3,563,526	$(230,724)

Unrealized Loss Aging for Securities by Type and Length of Time as of December 31, 2025
Table	5.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$15,762	$(60)	$51,113	$(2,445)	$66,875	$(2,505)
Obligations of U.S. states and political subdivisions		144,148	(6,123)	1,087,931	(127,912)	1,232,079	(134,035)
Corporate debt securities		258,349	(1,180)	887,659	(56,677)	1,146,008	(57,857)
ABS		49,774	(1,103)	22,965	(232)	72,739	(1,335)
RMBS		2,906	(8)	187,553	(16,808)	190,459	(16,816)
CMBS		15,363	(30)	82,994	(1,645)	98,357	(1,675)
CLOs		35,272	(24)	—	—	35,272	(24)
Foreign government debt		—	—	4,068	(420)	4,068	(420)
Total		$521,574	$(8,528)	$2,324,283	$(206,139)	$2,845,857	$(214,667)

There were 956 and 712 securities in an unrealized loss position at March 31, 2026 and December 31, 2025, respectively. Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2026 presented in table 5.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments at March 31, 2026 were primarily caused by increases in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q1 2026 | 17

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

MGIC Investment Corporation - Q1 2026 | 18

Assets measured at fair value, by hierarchy level, as of March 31, 2026 and December 31, 2025 are shown in tables 6.1a and 6.1b below. The fair value of the assets is estimated using the process described above, and in Note 2 - “Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report on Form 10-K.

Assets Carried at Fair Value by Hierarchy Level as of March 31, 2026
Table	6.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$233,630	$198,760	$34,870
Obligations of U.S. states and political subdivisions		1,772,408	—	1,772,408
Corporate debt securities		2,680,137	—	2,680,137
ABS		262,641	—	262,641
RMBS		350,710	—	350,710
CMBS		258,917	—	258,917
CLOs		131,221	—	131,221
Foreign government debt		4,059	—	4,059
Commercial paper		9,398	—	9,398
Total fixed income securities		5,703,121	198,760	5,504,361
Equity securities		15,191	15,191	—
Cash equivalents (1)		245,491	224,114	21,377
Total		$5,963,803	$438,065	$5,525,738

Assets Carried at Fair Value by Hierarchy Level as of December 31, 2025
Table	6.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$277,812	$241,056	$36,756
Obligations of U.S. states and political subdivisions		1,838,764	—	1,838,764
Corporate debt securities		2,691,272	—	2,691,272
ABS		226,561	—	226,561
RMBS		358,024	—	358,024
CMBS		238,783	—	238,783
CLOs		99,287	—	99,287
Foreign government debt		4,067	—	4,067
Commercial paper		56,661	—	56,661
Total fixed income securities		5,791,231	241,056	5,550,175
Equity securities		15,322	15,322	—
Cash equivalents (1)		371,219	363,423	7,796
Total		$6,177,772	$619,801	$5,557,971
(1) Includes restricted cash equivalents
Additional fair value disclosures related to our investment portfolio are included in Note 5 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At March 31, 2026 and December 31, 2025, the fair value of the embedded derivatives was a liability of $0.6 million and $0.4 million, respectively. (See Note 7 - "Reinsurance" for more information about our Home Re Transactions.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the three months ended March 31, 2026 and 2025, purchases of real estate acquired were $1.2 million and $0.7 million, respectively. For the three months ended March 31, 2026 and 2025, sales of real estate acquired were $1.7 million and $1.1 million, respectively.

MGIC Investment Corporation - Q1 2026 | 19

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
Table 6.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2026 and December 31, 2025.

Financial Assets and Liabilities Not Measured at Fair Value
Table	6.2
		March 31, 2026		December 31, 2025
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$1,109	$1,109

Financial liabilities
5.25% Senior Notes		646,506	649,363	646,138	650,442

Note 7. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) Transactions and excess-of-loss (“XOL”) Transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 7.1 below.

Reinsurance
Table	7.1
		Three Months Ended March 31,
(In thousands)		2026	2025
Premiums earned:
Direct		$286,927	$284,821
Assumed		3,980	3,561
Ceded:
Ceded - quota share reinsurance (1)		(37,769)	(29,943)
Ceded - excess-of-loss reinsurance		(17,775)	(14,720)
Total ceded		(55,544)	(44,663)
Net premiums earned		$235,363	$243,719

Losses incurred:
Direct		$45,270	$16,017
Assumed		(2)	5
Ceded - quota share reinsurance		(12,026)	(6,431)
Losses incurred, net		$33,242	$9,591

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$29,103	$28,695
Ceding commission on quota share reinsurance		13,374	11,727
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

MGIC Investment Corporation - Q1 2026 | 20

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

Under the terms of our QSR Transactions, ceded premiums, ceding commissions, profit commission, and ceded losses paid and LAE paid are settled net on a quarterly basis. The ceded premiums due, after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $73.2 million as of March 31, 2026 and $65.1 million as of December 31, 2025. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

Table 7.2 below provides additional detail regarding our QSR Transactions in effect as of March 31, 2026.

Quota Share Reinsurance
Table	7.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 QSR and 2021 QSR		2021	14.8%	69.0%	December 31, 2036
2021 QSR and 2022 QSR		2021	11.1%	69.0%	December 31, 2036
2021 QSR and 2022 QSR		2022	13.8%	67.5%	December 31, 2037
2022 QSR and 2023 QSR		2022	14.5%	67.5%	December 31, 2037
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
2023 QSR		2023	10.0%	58.5%	December 31, 2034
2024 QSR		2024	30.0%	56.0%	'December 31, 2035
2025 QSR		2025	40.0%	63.0%	'December 31, 2036
2026 QSR		2026	40.0%	62.0%	December 31, 2037
Credit Union QSR		2020-2025	65.0%	50.0%	December 31, 2039
		2026-2030 (2)	65.0%	60.0%	December 31, 2044
(1)We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.
(2)We can elect early termination of the QSR Transaction beginning on December 31, 2028, and quarterly thereafter.

Table 7.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 7.2 to the percentage shown in table 7.3.

Quota Share Reinsurance
Table	7.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	December 31, 2027	January 1, 2028	12.3% or 10%
2021 QSR and 2022 QSR	2021	December 31, 2027	January 1, 2028	9.4% or 7%
2021 QSR and 2022 QSR	2022	June 30, 2028	July 1, 2028	11.5% or 9.2%
2022 QSR and 2023 QSR	2022	June 30, 2028	July 1, 2028	12.1% or 9.7%
2022 QSR and 2023 QSR	2023	June 30, 2026	July 1, 2026	12.5% or 10%
2023 QSR	2023	June 30, 2026	July 1, 2026	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
2025 QSR	2025	December 31, 2027	December 31, 2027	30% or 20%
2026 QSR	2026	December 31, 2028	December 31, 2028	30% or 20%
(1)We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2)We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.

MGIC Investment Corporation - Q1 2026 | 21

Excess of Loss Reinsurance
We have XOL Transactions with panels of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transactions”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

Under our XOL Transactions, we retain the first layer of aggregate losses, after which the reinsurers provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount.

Traditional XOL Transactions
The reinsurance premiums ceded under the Traditional XOL Transactions are based off of the remaining reinsurance coverage levels. The reinsured coverage levels are secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our Traditional XOL Transactions has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor’s Rating Services, A.M. Best, Moody’s, or a combination of the three. We can elect to terminate our Traditional XOL Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

Insurance Linked Notes
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

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at March 31, 2026 and December 31, 2025, were not material to our consolidated balance sheet and the change in fair value during the three months ended March 31, 2026 and March 31, 2025 were not material to our consolidated statements of operations. (See Note 5 - “Investments” and Note 6 - “Fair Value Measurements”.)

Payment of principal on the related ILNs will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related ILNs transaction agreement. As of March 31, 2026, there were no "Trigger Events".

The following table provides a summary of our XOL Transactions that were in effect as of March 31, 2026.

Excess of Loss Reinsurance
Table 7.4a
	Issue Date	Policy In Force Dates	Optional Call Date (1)	Legal Maturity
2026 Traditional XOL	January 1, 2026	January 1, 2026 - December 31, 2026	January 1, 2032	10 years
2025 Traditional XOL	June 1, 2025	January 1, 2025 - December 31, 2025	January 1, 2031	10 years
2024 Traditional XOL	April 1, 2024	January 1, 2024 - December 31, 2024	January 1, 2030	10 years
2023 Traditional XOL	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years
2021 Traditional XOL	December 1, 2025	January 1, 2021 - December 31, 2021	January 1, 2031	10 years
2020 Traditional XOL	March 1, 2025	January 1, 2020 - December 31, 2020	April 1, 2030	10 years
Home Re 2026-1, Ltd.	January 29, 2026	January 1, 2022 - March 31, 2025	January 25, 2031	10 years
Home Re 2023-1, Ltd.	October 23, 2023	June 1, 2022 - August 31, 2023	October 25, 2028	10 years
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years
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

MGIC Investment Corporation - Q1 2026 | 22

Tables 7.4b and 7.4c provide additional information about our XOL Transactions in effect as of the dates indicated. Tables 7.4b and 7.4c exclude the 2026 Traditional XOL Transaction, which is still within its contractual fill-up period covering policies in force from January 1, 2026 through December 31, 2026. The 2026 Traditional XOL Transaction provides up to $184 million of reinsurance coverage on eligible NIW in 2026.

Table 7.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	March 31, 2026	December 31, 2025
2025 Traditional XOL	$95,966	$95,966	$95,966
2024 Traditional XOL	125,016	123,596	124,458
2023 Traditional XOL	70,578	68,299	69,060
2022 Traditional XOL	82,523	76,952	78,023
2021 Traditional XOL	142,291	142,291	142,291
2020 Traditional XOL	68,343	68,288	68,288
Home Re 2026-1, Ltd.	231,769	231,750	N/A
Home Re 2023-1, Ltd.	272,961	263,855	266,371
Home Re 2022-1, Ltd.	325,589	317,741	318,906
Home Re 2021-2, Ltd.	190,159	186,537	187,030

Table 7.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 3/31/2026 (2)	March 31, 2026	December 31, 2025
2025 Traditional XOL	$151,851	N/A	N/A	$151,851	$151,851
2024 Traditional XOL	187,220	N/A	N/A	178,796	187,220
2023 Traditional XOL	96,942	N/A	N/A	59,066	64,217
2022 Traditional XOL	142,642	N/A	N/A	97,362	100,274
2021 Traditional XOL	250,000	N/A	N/A	250,000	250,000
2020 Traditional XOL	250,592	N/A	N/A	250,592	250,592
Home Re 2026-1, Ltd.	323,504	100%	100%	322,204	N/A
Home Re 2023-1, Ltd.	330,277	97%	95%	214,444	231,708
Home Re 2022-1, Ltd.	473,575	100%	100%	188,763	207,641
Home Re 2021-2, Ltd.	398,429	100%	100%	68,267	84,376
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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of March 31, 2026, and December 31, 2025, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid.

MGIC Investment Corporation - Q1 2026 | 23

Table 7.5 presents the total assets of the Home Re Entities as of March 31, 2026 and December 31, 2025.

Home Re total assets
Table	7.5
(In thousands)		Total VIE Assets
Home Re Entity		March 31, 2026	December 31, 2025

Home Re 2026-1 Ltd.		$323,504	N/A
Home Re 2023-1 Ltd.		221,144	237,900
Home Re 2022-1 Ltd.		196,027	214,788
Home Re 2021-2 Ltd.		74,244	89,865

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

Estimation of losses is inherently judgmental. The conditions that affect our estimates include the current and future state of the domestic economy, including unemployment and the strength of local housing markets; exposure on insured loans; the number of loans reported to us as delinquent; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); the effectiveness of loss mitigation efforts; and curtailments and rescissions. Additionally, past and future government initiatives and actions taken by the GSEs to keep borrowers in their homes may impact our estimates. The actual amount of the claim payments may differ substantially from our loss reserve estimates, and changes in those estimates, whether arising from the factors described above or from other unforeseen circumstances, could materially affect our financial results, even in a stable economic environment.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2026, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $20 million.

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

MGIC Investment Corporation - Q1 2026 | 24

Table 8.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2026 and 2025.

Development of Reserves for Losses and Loss Adjustment Expenses
Table	8.1
		Three Months Ended March 31,
(In thousands)		2026	2025
Reserve at beginning of period		$474,884	$462,662
Less reinsurance recoverable		65,055	47,281
Net reserve at beginning of period		409,829	415,381

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		64,471	59,497
Prior years (1)		(31,229)	(49,906)
Total losses incurred		33,242	9,591

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		15	—
Prior years		17,120	11,803
Total losses paid		17,135	11,803
Net reserve at end of period		425,936	413,169
Plus reinsurance recoverable		73,184	51,864
Reserve at end of period		$499,120	$465,033
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The increase in the current year losses incurred in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to an increase in new delinquencies reported and an increase in estimated severity on current year delinquencies.

The favorable loss development on previously received delinquencies for the three months ended March 31, 2026 and March 31, 2025 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the three months ended March 31, 2026 and 2025 is shown in table 8.2 below.

Reserve Development on Previously Received Delinquencies
Table	8.2
		Three Months Ended March 31,
(In thousands)		2026	2025
Increase (decrease) in estimated claim rate on primary defaults		$(26,965)	$(46,497)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(4,264)	(3,409)
Total prior year loss development (1)		$(31,229)	$(49,906)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium Refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and was $11.8 million and $11.4 million at March 31, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q1 2026 | 25

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 are included in table 9.1 below.

Components of Other Comprehensive Income (Loss)
Table	9.1
		Three Months Ended March 31,
(In thousands)		2026	2025
Net unrealized investment (losses) gains arising during the period		$(42,073)	$65,406
Total income tax benefit (expense)		8,835	(13,735)
Net of tax		(33,238)	51,671

Net changes in benefit plan assets and obligations		190	58
Total income tax benefit (expense)		(40)	(12)
Net of tax		150	46

Total other comprehensive income (loss)		$(41,883)	65,464
Total income tax benefit (expense)		8,795	(13,747)
Total other comprehensive income (loss), net of tax		$(33,088)	$51,717

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three months ended March 31, 2026 and 2025 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended March 31,
(In thousands)		2026	2025
Reclassification adjustment for net realized (losses) gains (1)		$(98)	$(5,981)
Income tax benefit (expense)		21	1,256
Net of tax		(77)	(4,725)

Reclassification adjustment related to benefit plan assets and obligations (2)		(190)	(58)
Income tax benefit (expense)		40	12
Net of tax		(150)	(46)

Total reclassifications		(288)	(6,039)
Income tax benefit (expense)		61	1,268
Total reclassifications, net of tax		$(227)	$(4,771)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the three months ended March 31, 2026, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Three Months Ended March 31, 2026
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2025, net of tax		$(120,686)	$(13,708)	$(134,394)
Other comprehensive income (loss) before reclassifications		(33,315)	—	(33,315)
Less: Amounts reclassified from AOCI		(77)	(150)	(227)
Balance, March 31, 2026, net of tax		$(153,924)	$(13,558)	$(167,482)

MGIC Investment Corporation - Q1 2026 | 26

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
Table 10.1 provides the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2026 and 2025.

Components of Net Periodic Benefit Cost
Table	10.1
		Three Months Ended March 31,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2026	2025	2026	2025
Company service cost (1)		$500	$—	$209	$234
Interest cost		3,013	3,299	283	311
Expected return on plan assets		(3,078)	(3,442)	(3,394)	(2,911)
Amortization of:
Net actuarial losses (gains)		947	546	(961)	(692)
Prior service cost (credit)		86	86	117	118
Cost of settlements and curtailments		—	—	—	—
Net periodic benefit cost (benefit)		$1,468	$489	$(3,746)	$(2,940)
(1)Effective January 1, 2026, company service cost includes expected administrative expenses of the defined benefit pension plan.

MGIC Investment Corporation - Q1 2026 | 27

Note 11. Shareholders’ Equity
Share Repurchase Programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the three months ended March 31, 2026, we repurchased 7.2 million shares for $192.6 million, inclusive of commissions. In 2025, we repurchased approximately 30.1 million shares of our common stock for $782.0 million, inclusive of commissions. As of March 31, 2026, we had remaining authorization to repurchase $232.6 million of our common stock under our existing share repurchase program through December 31, 2027. Through April 24, 2026, we repurchased an additional 1.7 million shares for $47.4 million, inclusive of commissions.

In April 2026, our Board of Directors approved a share repurchase program, authorizing us to purchase an additional $750 million of common stock prior to December 31, 2028.

Cash Dividends
In the first quarter of 2026, we paid quarterly cash dividends of $0.15 per share. On April 23, 2026, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.15 per share payable on May 21, 2026, to shareholders of record on May 6, 2026.

Note 12. Share-Based Compensation
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years, although awards to our non-employee directors vest immediately. The grant date fair value of awards granted to executive officers and non-employee directors is calculated based on the stock price as of the grant date, discounted to account for the one year post-vesting holding period to which the awards are subject.

Table 12.1 shows the number of restricted stock units (RSUs) granted to employees and non-employee directors and the weighted average fair value per share during the periods presented.

Restricted Stock Unit Grants
Table	12.1
			Three months ended March 31,
			2026		2025
			RSUs Granted (in thousands)	Weighted Average Fair Value per Share	RSUs Granted (in thousands)	Weighted Average Fair Value per Share
RSUs subject to performance conditions		(1)	325	$25.00	337	$24.28
RSUs subject only to service conditions			320	25.21	317	24.64
Non-employee director RSUs			46	24.37	59	24.12
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest from 0% to 200%.

MGIC Investment Corporation - Q1 2026 | 28

Note 13. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders’ position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at March 31, 2026.

Dividend Restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we notify the OCI to ensure it does not object. In April 2026, MGIC paid a dividend of $400 million to the holding company.

Statutory Financial Information
The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency loss reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency loss reserves, statutory net income is reduced. The statutory net income, policyholders’ surplus, and contingency loss reserves of our insurance subsidiaries, including MGIC, are shown in table 13.1.

Financial Information of our Insurance Subsidiaries (including MGIC)
Table 13.1
	Three Months Ended March 31,
(In thousands)	2026	2025
Statutory net income	$144,899	$172,182

	As of,
(In thousands)	March 31, 2026	December 31, 2025
Statutory policyholders' surplus	$1,034,546	$894,278
Contingency loss reserves	4,942,209	4,914,234

MGIC Investment Corporation - Q1 2026 | 29

Note 14. Segment Reporting
We operate as a single reportable segment, which is defined as Mortgage Insurance. This segment generates revenue by providing mortgage insurance to mortgage lending institutions and mortgage credit investors and by providing reinsurance under the GSEs credit risk transfer programs. The results of our Mortgage Insurance segment are reported within our financial statements as the consolidated financial results for MGIC Investment Corporation and subsidiaries. The accounting policies of the Mortgage Insurance segment are the same as those described in Note 2 - “Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report on Form 10-K.

The Senior Management Oversight Committee (“SMOC”), acts as the Company's chief operating decision maker (“CODM”). The CODM uses consolidated net income (loss) as the primary GAAP measure to evaluate actual financial performance versus planned financial performance and to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below presents a disaggregation of significant segment expenses as monitored by our CODM:

Significant Segment Expenses
Table	14.1
		Three Months Ended March 31,
(In thousands)		2026	2025
Other underwriting and operating expenses net:
Employee costs		$36,432	$36,960
Outside services (1)		6,420	7,811
Premium taxes (2)		5,503	5,410
Depreciation expense		691	943
All other underwriting and operating (3)		(2,162)	282
Total other underwriting and operating expenses net		$46,884	$51,406
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

MGIC Investment Corporation - Q1 2026 | 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2026. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” above, and they are an integral part of the MD&A.

Forward Looking and Other Statements
As discussed under “Forward Looking Statements and Risk Factors” above, actual results may differ materially from the results contemplated by forward looking statements. These forward looking statements speak only as of the date of this filing and are subject to change without notice. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

MGIC Investment Corporation - Q1 2026 | 31

Overview
Through our primary operating subsidiary, Mortgage Guaranty Insurance Corporation (“MGIC”), we provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. Primary mortgage insurance provides mortgage default protection on individual loans and covers a percentage of the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us, of the underlying property.

As of March 31, 2026, we had $302.7 billion of primary insurance in force and $81.2 billion of primary risk in force.

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

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are generally based on an insurer's book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements and subject to a floor amount). Based on our application of the PMIERs as of March 31, 2026, MGIC’s Available Assets totaled $5.8 billion, or $2.9 billion in excess of its Minimum Required Assets.

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
•Changes to the amount of credit we receive for risk ceded under our QSR and XOL Transactions. Our reinsurance transactions enable us to earn higher returns on our Minimum Required Assets than we would without them because they generally reduce the Minimum Required Assets we must hold under PMIERs. For additional information see our risk factors titled "Our underwriting practices and the mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring" and "Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

MGIC Investment Corporation - Q1 2026 | 32

decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a MPP. MGIC’s “policyholder position” includes its net worth or surplus and its contingency reserve.

As of March 31, 2026, MGIC’s risk-to-capital ratio was 9.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, for additional information about matters that could negatively impact our compliance with State Capital Requirements refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Mortgage Insurance Earnings and Cash Flow Cycle
In general, the majority of any underwriting profit that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book may result in either underwriting profit or underwriting losses. This pattern generally results from the fact that relatively few of the losses ultimately incurred on delinquencies occur in the early years of a book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases, primarily due to loan prepayments, and increasing losses. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors may result in delinquencies not following the typical pattern.

Key Factors Affecting Our Results
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions, such as interest rates, home prices, housing demand, level of employment, inflation, pandemics, restrictions on and costs of mortgage credit, and other factors. For additional information on how our business may be impacted by such circumstances refer to our Risk Factors published in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Premiums Written and Earned
Premiums written and earned during a given period are primarily driven by the insurance in force during all or a portion of the period. A change in the average IIF in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced or mitigated by the following factors:
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

MGIC Investment Corporation - Q1 2026 | 33

•Premiums ceded, net of profit commission: Ceded premiums under our QSR and XOL Transactions, are primarily affected by the percentage of our IIF subject to our reinsurance transactions. The profit commission under our QSR Transactions also varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred; higher levels of losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). (See Note 7 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.)

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

Losses Incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” in our 2025 10-K MD&A, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first half of the year lower than new delinquencies in the latter half of the year. The state of the economy, local housing markets, pandemics, natural disasters and various other factors, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:
•The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.
•The level of new notice and cure activity reported in a given period, influenced by factors such as the timing of servicer reporting, the number of business days in the period, and transfers of servicing between loan servicers.
•The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.
•The size of insured loans, with higher average loan amounts on delinquent loans tending to increase losses incurred.
•The percentage of coverage on insured loans, with deeper coverage levels on delinquent loans tending to increase losses incurred.
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
•Delinquencies covered by our reinsurance transactions would decrease losses incurred, net. See Note 7 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.
•The rate at which we rescind policies or curtail claims. Our estimated loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to such rescissions and denials as “rescissions” and variations of this term. We call reductions to claims “curtailments.”

Underwriting and Other Expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our QSR Transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and changes in headcount. See Note 7 - “Reinsurance” and Note 14 - “Segment Reporting” to our consolidated financial statements for a discussion of ceding commission on our QSR Transactions and discussion on significant segment expenses.

Interest expense
Interest expense reflects the interest associated with our outstanding debt obligation discussed in Note 3 - “Debt” to our consolidated financial statements and “Liquidity and Capital Resources” below.

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

MGIC Investment Corporation - Q1 2026 | 34

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

For additional information about our IT systems and cybersecurity, see our risk factor titled “Failed, disrupted, or inadequate information technology systems may materially impact our operations and adversely affect our financial results" and "We could be materially adversely affected by a cyber security breach or failure of information security controls" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

MGIC Investment Corporation - Q1 2026 | 35

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

(1)Net Realized Investment Gains (Losses): The recognition of net realized investment gains or losses can vary significantly across periods as the timing of individual securities sales is highly discretionary and is influenced by such factors as market opportunities, our tax and capital profile, and overall market cycles.
(2)Gains and Losses on Debt Extinguishment: Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position and/or improve our debt profile.
(3)Infrequent or Unusual Non-Operating Items: Items that are non-recurring in nature and are not part of our primary operating activities.

MGIC Investment Corporation - Q1 2026 | 36

Non-GAAP Reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended March 31,
	2026			2025
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$206,828	41,525	$165,303	$234,681	49,221	$185,460
Adjustments:
Net realized investment (gains) losses	(200)	(42)	(158)	(319)	(67)	(252)
Adjusted pre-tax operating income / Adjusted net operating income	$206,628	$41,483	$165,145	$234,362	$49,154	$185,208

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average shares - diluted			218,186			246,490

Net income per diluted share			$0.76			$0.75
Net realized investment (gains) losses			0.00			0.00
Adjusted net operating income per diluted share			$0.76			$0.75

MGIC Investment Corporation - Q1 2026 | 37

Mortgage Insurance Portfolio
New Insurance Written
NIW for the first quarter of 2026 was $14.4 billion (Q1 2025: $10.2 billion). The increase for the three months ended March 31, 2026 reflects a higher expected market position in the current year compared with the same period in the prior year. For the full year, we expect our 2026 NIW to remain relatively flat compared with 2025.

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

The following tables provide information about loan characteristics associated with our NIW for the periods indicated.

Primary NIW by Credit Score
	Three Months Ended March 31,
(% of primary NIW)	2026	2025
760 and greater	50.4%	51.0%
740 - 759	17.9%	17.3%
720 - 739	13.1%	13.3%
700 - 719	8.6%	9.4%
680 - 699	5.0%	5.3%
660 - 679	2.9%	2.7%
640 - 659	1.4%	0.7%
639 and less	0.7%	0.3%
Total	100%	100%

Primary NIW by Loan-to-Value
	Three Months Ended March 31,
(% of primary NIW)	2026	2025
95.01% and above	13.9%	12.9%
90.01% to 95.00%	44.7%	45.5%
85.01% to 90.00%	30.3%	29.9%
80.01% to 85.00%	11.1%	11.7%
Total	100%	100%

Primary NIW by Debt-to-Income Ratio
	Three Months Ended March 31,
(% of primary NIW)	2026	2025
45.01% and above	25.4%	31.1%
38.01% to 45.00%	29.0%	30.5%
38.00% and below	45.6%	38.4%
Total	100%	100%

Primary NIW by Policy Payment Type
	Three Months Ended March 31,
(% of primary NIW)	2026	2025
Monthly premiums	96.3%	97.3%
Single premiums	3.7%	2.7%
Total	100%	100%

MGIC Investment Corporation - Q1 2026 | 38

Primary NIW by Type of Mortgage
	Three Months Ended March 31,
(% of primary NIW)	2026	2025
Purchases	79.4%	94.4%
Refinances	20.6%	5.6%
Total	100%	100%

The following table provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, borrowers having credit scores below 680, and borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by Number of Attributes Discussed Above
	Three Months Ended March 31,
(% of primary NIW)	2026	2025
One	35.2%	38.2%
Two or more	4.5%	4.7%

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

Primary IIF and RIF
	Three Months Ended March 31,
(In billions)	2026	2025
NIW	$14.4	$10.2
Cancellations, principal payments, and other reductions	(14.8)	(11.8)
Increase (decrease) in primary IIF	$(0.4)	$(1.6)

Direct primary IIF as of March 31,	$302.7	$293.8
Direct primary RIF as of March 31,	$81.2	$78.5

The composition of our primary RIF and IIF by policy year is shown below for the periods indicated.

Primary IIF and RIF by Policy Year
	As of March 31,
($ in millions)	2026		2025
Policy year	Insurance in force	Risk in Force	Insurance in Force	Risk in Force
2004 and prior	$969	$275	$1,123	$318
2005 - 2008	7,345	1,964	8,504	2,271
2009 - 2019	19,661	5,208	25,415	6,731
2020	27,382	7,581	35,854	9,825
2021	53,823	15,094	66,363	18,186
2022	49,999	13,558	57,538	15,427
2023	31,126	8,122	37,921	9,844
2024	44,630	11,673	52,342	13,628
2025	55,108	14,398	8,717	2,256
2026	12,636	3,287	—	—
Total	$302,679	$81,160	$293,777	$78,486

MGIC Investment Corporation - Q1 2026 | 39

The following table sets forth portfolio statistics associated with our primary IIF and RIF as of March 31, 2026.

Portfolio Statistics by Policy Year
	Weighted Avg. Interest Rate	Delinquency Rate %	Cede Rate % (1)	% of Original Remaining IIF
Policy Year
2004 and prior	7.3%	12.1%	—%	N/M
2005-2008	7.0%	9.3%	—%	3.0%
2009-2019	4.3%	4.1%	—%	5.0%
2020	3.2%	1.8%	5.0%	24.0%
2021	3.1%	2.2%	27.5%	45.7%
2022	4.9%	2.5%	31.0%	67.4%
2023	6.5%	2.2%	26.9%	67.6%
2024	6.6%	1.5%	30.7%	79.4%
2025	6.5%	0.5%	39.3%	91.1%
2026	6.0%	0.0%	39.0%	99.6%
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

Annual Persistency
Our Annual Persistency was 84.0% at March 31, 2026 compared with 84.7% at March 31, 2025. Since 2018, our Annual Persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

CRT Programs
In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $478 million and $482 million as of March 31, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q1 2026 | 40

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2026 and 2025.

Summary Results of Operations

	Three Months Ended March 31,
(in thousands, except per share data and effective tax rate)	2026	2025	Change
Revenues
Net premiums earned	$235,363	$243,719	(3)%
Net investment income	61,742	61,443	0%
Net gains (losses) on investments and other financial instruments	(169)	741	N/M
Other revenue	141	331	(57)%
Total revenues	297,077	306,234	(3)%
Losses and expenses
Losses incurred, net	33,242	9,591	247%
Underwriting and other expenses, net	48,108	53,063	(9)%
Interest expense	8,899	8,899	0%
Total losses and expenses	90,249	71,553	26%
Income before tax	206,828	234,681	(12)%
Provision for income taxes	41,525	49,221	(16)%
Net income	$165,303	$185,460	(11)%
Net income per diluted share	$0.76	$0.75	1%
Effective tax rate	20.1%	21.0%	(0.9) bps

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$206,628	$234,362	(12)%
Adjusted net operating income	165,145	185,208	(11)%
Adjusted net operating income per diluted share	$0.76	$0.75	1%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

The decrease in net income is primarily due to an increase in losses incurred, net and a decrease in net premiums earned, partially offset by a decrease in underwriting and other expenses, net and a decrease in the provision for income taxes. Diluted income per share increased primarily due to a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in net income.

The decrease in adjusted net operating income in the first quarter of 2026 compared with the same period in the prior year primarily reflects a decrease in net income. The increase in adjusted net operating income per diluted share primarily reflects a decrease in the number of diluted weighted shares outstanding partially offset by a decrease in adjusted net operating income.

MGIC Investment Corporation - Q1 2026 | 41

Revenues
Net Premiums Earned
Net premiums earned for the three months ended March 31, 2026 decreased to $235.4 million from $243.7 million during the same period in the prior year. The decrease was primarily driven by an increase in ceded premiums written.

Premium Yield
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three months ended March 31, 2026 and March 31, 2025.

Premium Yield

	Three Months Ended March 31,
(in basis points)	2026	2025
In force portfolio yield (1)	38.0	38.4
Premium refunds	(0.3)	0.0
Accelerated earnings on single premium policies	0.2	0.2
Total direct premium yield	37.9	38.6
Ceded premiums earned, net of profit commission and assumed premiums (2)	(6.8)	(5.6)
Net premium yield	31.1	33.0
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps for both the three months ended March 31, 2026 and March 31, 2025.

With elevated Annual Persistency and continued high credit quality for NIW expected in 2026, we expect our in force portfolio premium yield to remain relatively flat during 2026; however, due to impacts from accelerated earnings on single premium policies and reinsurance, among other things, our net premium yield may fluctuate from one period to the next.

See “Overview - Factors Affecting Our Results” for factors that influence the amount of net premiums written and earned during a given period.

Reinsurance Transactions
Quota Share Reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.
•We cede a fixed percentage of premiums earned and received on insurance covered by the transactions. Ceded premiums are primarily affected by the percentage of our IIF subject to our QSR Transactions
•We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a "dollar for dollar" basis and can be eliminated at loss levels higher than what we have experienced on the QSR Transactions. As a result, lower levels of ceded losses incurred result in less benefit from ceded losses incurred, and a higher profit commission; higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
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

MGIC Investment Corporation - Q1 2026 | 42

The following table provides information related to our QSR Transactions for the presented periods.

	Three Months Ended March 31,
($ in thousands)	2026	2025

Ceded premiums written and earned, net of profit commission	$37,769	$29,943
% of direct premiums written	13%	11%
% of direct premiums earned	13%	11%
Profit commission	$29,103	$28,695
Ceding commissions	$13,374	$11,727
Ceded losses incurred	$12,026	$6,431

	As of March 31,
Ceded RIF ($ in millions)	2026	2025
2021 QSR	3,612	4,310
2022 QSR	3,479	4,167
2023 QSR	1,712	2,082
2024 QSR	2,987	3,519
2025 QSR	4,863	584
2026 QSR	1,263	—
Credit Union QSR	3,287	2,877
Total ceded RIF	$21,203	$17,539

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance
	Three Months Ended March 31,
	2026	2025
NIW subject to QSR Transactions	86.4%	86.8%
New Risk Written subject to QSR Transactions	92.5%	93.0%
IIF subject to QSR Transactions	74.9%	69.5%
RIF subject to QSR Transactions	78.2%	72.7%

Excess of Loss Reinsurance
We have XOL Transactions with panels of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transactions”) and with unaffiliated special purpose insurers (“Home Re Transactions”). For policies covered by our XOL Transactions, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. Our XOL Transactions provide reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from January 1, 2020 through December 31, 2026.

The calculated credit for XOL Transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is haircut for the uncollateralized portion of the reinsured risk and is generally not given for the reinsured risk above the PMIERs requirement. The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions as of March 31, 2026, are presented in the table below. The table below excludes the 2026 Traditional XOL which is still within its contractual fill-up period covering policies in force from January 1, 2026 through

MGIC Investment Corporation - Q1 2026 | 43

December 31, 2026.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2025 Traditional XOL	2.53%	6.53%	2.63%	6.79%	$146,038
2024 Traditional XOL	2.67%	6.67%	3.16%	7.73%	171,905
2023 Traditional XOL	2.91%	6.91%	3.94%	7.35%	56,772
2022 Traditional XOL	2.60%	7.10%	3.32%	7.51%	93,651
2021 Traditional XOL	1.25%	3.48%	1.33%	3.67%	240,346
2020 Traditional XOL	0.75%	3.50%	0.99%	4.63%	240,883
Home Re 2026-1	2.40%	5.75%	2.57%	6.15%	306,094
Home Re 2023-1	3.00%	6.75%	3.91%	7.25%	194,689
Home Re 2022-1	2.75%	6.75%	4.70%	7.50%	149,779
Home Re 2021-2	2.10%	6.50%	5.31%	7.25%	47,182
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

Ceded premiums on our XOL Transactions were $17.8 million for the three months ended March 31, 2026, and $14.7 million for the three months ended March 31, 2025.

See Note 7 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

Losses and Expenses
Losses Incurred, Net
As discussed in “Critical Accounting Estimates” in our 2025 10-K MD&A, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for estimated losses from delinquencies we estimate have occurred prior to the close of an accounting period, but have not yet been reported to us. IBNR reserves are also established using estimated claim rates and claim severities.

Estimation of losses is inherently judgmental. The conditions that affect our estimates include the current and future state of the domestic economy, including unemployment and the strength of local housing markets; exposure on insured loans; the number of loans reported to us as delinquent; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); the effectiveness of loss mitigation efforts; and curtailments and rescissions. Additionally, past and future government initiatives and actions taken by the GSEs to keep borrowers in their homes may impact our estimates. The actual amount of the claim payments may differ substantially from our loss reserve estimates, and changes in those estimates, whether arising from the factors described above or from other unforeseen circumstances, could materially affect our financial results, even in a stable economic environment.

Generally, losses follow a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors may result in delinquencies not following the typical pattern.

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “The effects of pandemics, severe weather events, or other disasters may adversely impact our results of operations and financial condition". in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. If we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of March 31, 2026 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan. See our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

MGIC Investment Corporation - Q1 2026 | 44

The following table details the financial impact of the significant components of losses incurred for the periods indicated.

Composition of Losses Incurred
	Three Months Ended March 31,
($ in thousands)	2026	2025
Current year / New notices	$64,471	$59,497
Prior year reserve development	(31,229)	(49,906)
Losses incurred, net	$33,242	$9,591
Loss Ratio	14.1%	3.9%
The increase in current year losses incurred for the three months ended March 31, 2026 compared with the same period in the prior year is primarily due to an increase in new delinquencies reported and an increase in estimated severity on current year delinquencies.

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

Delinquency Inventory
A rollforward of our primary delinquency inventory for the three months ended March 31, 2026 and 2025 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency Inventory Rollforward
	Three Months Ended March 31,
	2026	2025
Delinquency inventory at beginning of period	27,072	26,791
New notices	13,791	12,965
Cures	(13,393)	(13,981)
Paid claims	(457)	(312)
Rescissions and denials	(7)	(25)
Delinquency inventory at end of period	27,006	25,438

MGIC Investment Corporation - Q1 2026 | 45

New Notice Activity
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New Notices and Delinquency Inventory During the Period
March 31, 2026
Policy Year	New Delinquency Notices Received in the Three Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	605	1,482	14
2005-2008	2,011	4,762	14
2009-2017	959	2,080	8
2018	617	1,323	7
2019	699	1,312	7
2020	1,214	2,186	6
2021	2,473	4,572	6
2022	2,113	4,201	6
2023	1,102	2,158	6
2024	1,242	2,103	5
2025	756	827	3
2026	—	—	—
Total	13,791	27,006	8
Claim rate on new notices (1)	7.5%

March 31, 2025
Policy Year	New Delinquency Notices Received in the Three Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	695	1,692	15
2005-2008	2,138	5,429	15
2009-2017	1,261	2,674	9
2018	669	1,483	8
2019	730	1,378	7
2020	1,226	2,213	6
2021	2,474	4,379	6
2022	2,051	3,804	6
2023	991	1,572	5
2024	728	812	4
2025	2	2	2
Total	12,965	25,438	9
Claim rate on new notices (1)	7.5%

(1) Claim rate at the time new delinquency notices are received.

Claims Severity
Factors that impact claim severity include:
•economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
•exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
•length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
•curtailments.

MGIC Investment Corporation - Q1 2026 | 46

As discussed in Note 8 - “Loss Reserves,” in estimating our loss reserves we consider historical trends in delinquency development; however, results may fluctuate from period to period and may not necessarily be indicative of a sustained long term trend. In recent years, an increase in third party property sales, prior to claim settlement has resulted in a decrease in the average claim paid and the average claim paid as a percentage of exposure. We expect average claims paid as a percentage of exposure to increase as we receive delinquencies that have not experienced the same level of home price appreciation. The extent and timing of their increase is uncertain.

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

Claims Severity Trend
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2026	$56,479	$42,655	75.5%	27
Q4 2025	59,228	46,061	77.8%	29
Q3 2025	55,846	39,689	71.1%	30
Q2 2025	50,411	36,536	72.5%	30
Q1 2025	55,297	38,826	70.2%	34

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Delinquency Inventory - Consecutive Months Delinquent
	March 31, 2026	December 31, 2025	March 31, 2025
3 months or less	9,655	10,389	8,497
4-11 months	10,289	9,559	9,907
12 months or more (1)	7,062	7,124	7,034
Total	27,006	27,072	25,438
3 months or less	36%	38%	33%
4-11 months	38%	35%	39%
12 months or more	26%	27%	28%
Total	100%	100%	100%
(1)Approximately 22%, 22%, and 26% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

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

Delinquency Inventory - Number of Payments Delinquent
	March 31, 2026	December 31, 2025	March 31, 2025
3 payments or less	13,376	14,121	12,319
4-11 payments	9,364	8,747	8,788
12 payments or more (1)	4,266	4,204	4,331
Total	27,006	27,072	25,438

3 payments or less	49%	52%	48%
4-11 payments	35%	32%	35%
12 payments or more	16%	16%	17%
Total	100%	100%	100%
(1)Approximately 16%, 16%, and 22% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

MGIC Investment Corporation - Q1 2026 | 47

Net Losses and LAE paid
The following table presents our net losses and LAE paid for the periods presented.

Net Losses and LAE Paid
	Three Months Ended March 31,
(In millions)	2026	2025
Direct primary (excluding settlements)	$20	$12
Reinsurance	(4)	(2)
LAE and other	1	2
Net losses and LAE paid	$17	$12

The increase in net losses and LAE paid during the three months ended March 31, 2026 when compared with the same period in the prior year was primarily driven by an increase in our claims received along with an increase average claim paid. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid. Home price appreciation and pre-claim third-party sales have mitigated net losses and LAE in recent years; however, the positive impact of both factors has moderated relative to prior years. We expect net losses and LAE paid to increase; however, the magnitude and timing of their increase is uncertain.

Loss reserves
The loss reserves appear in the table below for the periods indicated.

Loss Reserves
	March 31, 2026	December 31, 2025	March 31, 2025
Primary (in millions):
Direct case loss reserves	$435	$412	$404
Direct IBNR and LAE reserves	62	60	58
Total primary direct loss reserves	$497	$472	$462

Ending delinquent inventory (count based)	27,006	27,072	25,438
Percentage of loans delinquent (delinquency rate)	2.44%	2.43%	2.30%
Average total primary loss reserves per delinquency	$18,398	$17,449	$18,167
Primary claims received inventory included in ending delinquent inventory (count based)	383	398	304

The primary delinquency inventory for the top 10 jurisdictions (based on March 31, 2026 delinquency inventory) as of March 31, 2026, December 31, 2025 and March 31, 2025 appears in the following table.

Delinquency Inventory by Jurisdiction
	March 31, 2026	December 31, 2025	March 31, 2025
Florida *	2,357	2,291	2,338
Texas	2,210	2,245	2,031
Illinois *	1,719	1,769	1,664
California	1,649	1,623	1,542
Pennsylvania *	1,511	1,522	1,390
Michigan	1,340	1,301	1,171
New York *	1,255	1,204	1,172
Ohio *	1,193	1,276	1,173
Georgia	1,065	1,040	999
North Carolina	794	766	756
All other jurisdictions	11,913	12,035	11,202
Total	27,006	27,072	25,438
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q1 2026 | 48

The primary average RIF on delinquent loans at March 31, 2026, December 31, 2025 and March 31, 2025 for the top 5 jurisdictions (based on the March 31, 2026 delinquency inventory) appears in the following table.

Primary Average RIF - Delinquent Loans
	March 31, 2026	December 31, 2025	March 31, 2025
Florida	$76,019	$73,620	$69,480
Texas	69,269	68,787	65,308
Illinois	49,295	48,443	46,242
California	118,622	114,904	112,612
Pennsylvania	49,887	48,413	46,072
All other jurisdictions	61,439	59,991	57,680
All jurisdictions	$65,424	$63,760	$61,323
The primary average RIF on all loans was $73,318, $72,995, and $70,973 at March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

The primary delinquency inventory by policy year at March 31, 2026, December 31, 2025 and March 31, 2025 appears in the following table.

Delinquency Inventory by Policy Year
	March 31, 2026	December 31, 2025	March 31, 2025
Policy year:
2004 and prior	1,482	1,557	1,692
2005 - 2008	4,762	4,871	5,429
2009 - 2017	2,080	2,264	2,674
2018	1,323	1,424	1,483
2019	1,312	1,369	1,378
2020	2,186	2,268	2,213
2021	4,572	4,739	4,379
2022	4,201	4,227	3,804
2023	2,158	2,044	1,572
2024	2,103	1,844	812
2025	827	465	2
2026	—	—	—
Total	27,006	27,072	25,438
Generally, on our primary business, the third and fourth year after loan origination have been periods with the highest level of new delinquency notices. Factors such as Annual Persistency and deteriorating economic conditions can impact the level and frequency of new notices we receive during a given period. As of March 31, 2026, 46% of our primary RIF was written subsequent to December 31, 2022, 63% of our primary RIF was written subsequent to December 31, 2021, and 81% of our primary RIF was written subsequent to December 31, 2020.

Underwriting and Other Expenses, Net
Underwriting and other expenses includes items such as employee compensation costs, outside service expenses, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended March 31, 2026 were $48.1 million compared with $53.1 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in outside service expenses. See Note 14 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

	Three Months Ended March 31,
	2026	2025
Underwriting expense ratio	20.5%	22.5%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC to net premiums written. The underwriting expense ratio for the three months ended March 31, 2026, decreased compared with the same period in the prior year primarily due to a decrease in underwriting and other expenses, net.

MGIC Investment Corporation - Q1 2026 | 49

Income Tax Expense and Effective Tax Rate
The decrease in our provision for income taxes in the first quarter of 2026 as compared to the same period in the prior year was primarily due to a decrease in income before tax. The difference between our statutory tax rate of 21% and our effective tax rate of 20.1% for the three months ended March 31, 2026, was primarily due to the tax benefits recognized from the purchase of transferable federal tax credits. Our effective tax rate for the three months ended March 31, 2025, approximated the federal statutory income tax rate of 21%.

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2025.

Consolidated Balance Sheets - Assets

($ in thousands)	March 31, 2026	December 31, 2025	% Change
Investments	$5,719,421	$5,807,662	(2)%
Cash and cash equivalents	235,090	368,989	(36)%
Reinsurance recoverable on loss reserves (1)	73,184	65,055	12%
Deferred incomes taxes, net	15,494	18,512	(16)%
Other assets	373,560	379,268	(2)%
Total Assets	$6,416,749	$6,639,486	(3)%
(1) See "Liabilities and Equity" section below for further discussion.

Investments - Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities. The average duration and investment yield of our investment portfolio as of March 31, 2026 and December 31, 2025 are shown in the table below.

Portfolio Duration and Embedded Investment Yield
	March 31, 2026	December 31, 2025
Effective duration (in years)	4.2	4.2
Pre-tax yield (1)	4.0%	4.0%
After-tax yield (1)	3.2%	3.2%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of March 31, 2026 and December 31, 2025 are shown in the table below.

Fixed Income Security Ratings
Security Ratings (1)	March 31, 2026	December 31, 2025
AAA	14%	12%
AA	34%	36%
A	34%	34%
BBB	18%	18%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Cash and Cash Equivalents - Our cash and cash equivalents balance decreased to $235.1 million as of March 31, 2026, from $369.0 million as of December 31, 2025, as cash used in financing activities was only partially offset by net cash generated from operating and investing activities.

MGIC Investment Corporation - Q1 2026 | 50

Consolidated Balance Sheets - Liabilities and Equity

(in thousands)	March 31, 2026	December 31, 2025	% Change
Loss reserves	$499,120	$474,884	5%
Unearned premiums	92,606	93,026	0%
Long-term debt	646,506	646,138	0%
Federal tax credit payable	16,110	135,344	(88)%
Other liabilities	125,120	142,543	(12)%
Total Liabilities	$1,379,462	$1,491,935	(8)%
Common stock	213,200	219,367	(3)%
Paid-in capital	1,795,697	1,812,463	(1)%
Accumulated other comprehensive income (loss), net of tax	(167,482)	(134,394)	(25)%
Retained earnings	3,195,872	3,250,115	(2)%
Shareholders’ equity	$5,037,287	$5,147,551	(2)%

Loss Reserves and Reinsurance Recoverable on Loss Reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Reinsurance recoverables on loss reserves were $73.2 million and $65.1 million as of March 31, 2026 and December 31, 2025, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions. The increase in loss reserves, net of reinsurance recoverable, is primarily due to loss reserves established on new notices partially offset by favorable development on previously received delinquencies. See Note 8 - “Loss Reserves,” to our consolidated financial statements for additional information on the composition of our loss reserves.

Federal Tax Credit Payable - The decrease in the federal tax credit payable in the three months ended March 31, 2026, is primarily due to payments made to third parties for amounts owed in connection with transferrable federal tax credits.

MGIC Investment Corporation - Q1 2026 | 51

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

Summary of Consolidated Cash Flows
	Three Months Ended March 31,
($ in thousands)	2026	2025
Total cash provided by (used in):
Operating activities	$76,902	$223,654
Investing activities	46,786	32,375
Financing activities	(249,707)	(277,963)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(126,019)	$(21,934)
The decrease in net cash provided by operating activities for the three months ended March 31, 2026 was primarily due to cash paid to third parties for the purchase of transferrable federal tax credits, a decrease in premiums received, and an increase in losses paid, partially offset by a decrease in underwriting expenses.

Net cash provided by investing activities for the three months ended March 31, 2026 and 2025, primarily reflects sales and maturities of fixed income securities that exceeded purchases of fixed income securities during the period.

Net cash used in financing activities for the three months ended March 31, 2026 and 2025, primarily reflects repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

We also have purchase obligations totaling approximately $17.6 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $10.8 million for our purchase obligations.

Future contributions to our pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Capitalization
Debt - Holding Company
As of March 31, 2026, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the terms of our indebtedness.

Liquidity Analysis - Holding Company
As of March 31, 2026 and December 31, 2025, we had approximately $0.7 billion and $1.1 billion, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 13 - “Statutory Information” to our consolidated financial statements for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

During the three months ended March 31, 2026 we repurchased 7.2 million shares for $192.6 million. Through April 24, 2026, we repurchased an additional 1.7 million shares for $47.4 million inclusive of commissions. Also, in April 2026, our Board of Directors approved a share repurchase program, authorizing us to purchase an additional $750 million of common stock prior to December 31, 2028.

MGIC Investment Corporation - Q1 2026 | 52

We paid dividends of $0.15 to shareholders in the first quarter of 2026. On April 23, 2026, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.15 per share to shareholders of record on May 6, 2026. See Note 12 - “Shareholders’ Equity” to our consolidated financial statements for additional information on our share repurchase programs as well as dividends paid to shareholders.

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

Significant cash and investments inflows at our holding company during the three months ended March 31, 2026:
•$9.0 million of investment income.
Significant cash outflows at our holding company during the three months ended March 31, 2026:
•$192.4 million of net share repurchase transactions,
•$136.4 million paid to third parties for the purchase of tax credits,
•$35.2 million of cash dividends paid to shareholders, and
•$17.1 million of interest payments on our outstanding debt obligation.

The net unrealized losses on our holding company investment portfolio were approximately $2.5 million at March 31, 2026, and the portfolio had modified duration of approximately 0.8 years.

The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2026, MGIC can pay $89 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. MGIC did not pay a dividend to our holding company in the three months ended March 31, 2026. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. In April 2026, MGIC paid a $400 million dividend to our holding company.

Debt at Subsidiaries
MGIC did not have any outstanding debt obligations at March 31, 2026. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of March 31, 2026, MGIC’s Available Assets under the PMIERs totaled approximately $5.8 billion, an excess of approximately $2.9 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	March 31, 2026	December 31, 2025
QSR Transactions	$1,455	$1,402
Home Re Transactions	697	434
Traditional XOL Transactions	986	966
Total capital credit for Reinsurance Transactions	$3,138	$2,802

The total calculated PMIERs credit for risk ceded under our XOL Transactions are based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (See Note 1 - “Nature of Business and Basis of Presentation” and Note 7 - “Reinsurance”.)

MGIC Investment Corporation - Q1 2026 | 53

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets increases as the number of payments missed on a delinquent loan increases. Refer to “Overview - PMIERs” of this MD&A and our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of PMIERs.

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
($ in millions)	March 31, 2026	December 31, 2025
RIF - net (1)	$56,524	$57,598
Statutory policyholders’ surplus	1,028	887
Statutory contingency loss reserve	4,880	4,853
Statutory policyholders’ position	$5,908	$5,740
Risk-to-capital	9:6:0	10.0:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.4 billion at March 31, 2026 and $1.8 billion at December 31, 2025) for which loss reserves have been established.

For additional information regarding regulatory capital see Note 13 – “Statutory Information” to our consolidated financial statements as well as our Risk Factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Strength Ratings
Financial strength ratings are published by third-party rating agencies as an independent opinion of an insurer’s financial strength and ability to meet ongoing insurance and contract obligations. The financial strength ratings for MGIC and MAC through the date of this filing are listed below:

MGIC Financial Strength Ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	A2	Stable
Standard and Poor’s Rating Services	A-	Positive
A.M. Best	A	Stable

MAC Financial Strength Ratings
Rating Agency	Rating	Outlook
Standard and Poor's Rating Services	A-	Positive
A.M. Best	A	Stable

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

MGIC Investment Corporation - Q1 2026 | 54

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
We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section E, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Interest Rate Risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2026, the effective duration of our fixed income investment portfolio was 4.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2026 | 55

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review Note 15 - “Litigation and Contingencies” to our consolidated financial statements and our Risk Factor titled “We are subject to the risk of legal proceedings” in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 1A. Risk Factors
In addition to the information in this report, you should review the risk factors outlined in our Annual Report on Form 10-K for the year ended December 31, 2025. As of the date of this report, we are not aware of any material changes to those risk factors. Please carefully consider the risks and uncertainties discussed here and in our risk factor disclosures, as they could impact our business, operating results, and financial condition.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended March 31, 2026.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
January 1, 2026	January 31, 2026	2,697,373	$27.12	2,697,373	$352,011,897
February 1, 2026	February 28, 2026	2,251,029	26.75	2,251,029	291,807,028
March 1, 2026	March 31, 2026	2,260,367	26.19	2,260,367	232,603,858
		7,208,769	$26.71	7,208,769

(1)In April 2025, our Board of Directors approved a share repurchase program, authorizing us to purchase up to $750 million of common stock prior to December 31, 2027. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. In April 2026, our Board of Directors approved a share repurchase program, authorizing us to purchase an additional $750 million of common stock prior to December 31, 2028.

Item 5. Other Information
On February 27, 2026, Paula C. Maggio, Executive Vice President, General Counsel, and Secretary, adopted a written plan for the sale of MGIC common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Maggio’s written plan provides for the sale of 80,937 shares of MGIC common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) February 9, 2027; or (2) the date on which an aggregate of 80,937 shares of MGIC common stock have been sold.

On February 27, 2026, Nathaniel C. Colson, Executive Vice President, Chief Financial Officer, adopted a written plan for the sale of MGIC common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Colson’s written plan provides for the sale of 60,000 shares of MGIC common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) December 31, 2026; or (2) the date on which an aggregate of 60,000 shares of MGIC common stock have been sold.

On March 2, 2026, Salvatore A. Miosi, President and Chief Operating Officer, adopted a written plan for the sale of MGIC common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Miosi’s written plan provides for the sale of up to 305,084 shares of MGIC common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) June 30, 2027; or (2) the date on which an aggregate of 305,084 shares of MGIC common stock have been sold.

MGIC Investment Corporation - Q1 2026 | 56

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2026 | 57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 29, 2026.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2026 | 58