Form 10-Q
period 2026-06-30
MGIC INVESTMENT CORP
filed 2026-07-29
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 24, 2026, there were 205,124,840 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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
•The premium rates we charge may prove inadequate due to unknown future economic conditions, modeling limitations or errors, or other unexpected events.
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

MGIC Investment Corporation - Q2 2026 | 2

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
Form 10-Q
For the Quarter Ended June 30, 2026

MGIC Investment Corporation - Q2 2026 | 4

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

Home Re Transactions
MGIC Investment Corporation - Q2 2026 | 5

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
N/A
Not applicable for the period presented

NAIC
The National Association of Insurance Commissioners

NIW
New Insurance Written, is the aggregate original principal amount of new mortgages that are insured for the first time during a period.

N/M
Data or calculation deemed not meaningful for the period presented

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
MGIC Investment Corporation - Q2 2026 | 6

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
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q2 2026 | 7

PART I. Financial Information
Item 1. Financial Statements

MGIC Investment Corporation and Subsidiaries
Consolidated Balance Sheets

(In thousands)	Note	June 30, 2026	December 31, 2025
		(Unaudited)
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost 2026 - $5,632,757; 2025 - $5,642,929)		$5,436,128	$5,489,945
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2026 - $265,029; 2025 - $301,072)		264,930	301,286
Equity securities, at fair value (cost 2026 - $16,360; 2025 - $16,286)		15,274	15,322
Other invested assets, at cost		1,109	1,109
Total investment portfolio		5,717,441	5,807,662
Cash and cash equivalents		207,277	368,989
Restricted cash and cash equivalents		7,819	6,525
Accrued investment income		57,594	58,009
Reinsurance recoverable on loss reserves	7	76,144	65,055
Reinsurance recoverable on paid losses	7	5,437	4,386
Premiums receivable		69,694	58,184
Home office and equipment, net		31,604	32,454
Deferred insurance policy acquisition costs		7,473	8,377
Deferred income taxes, net		131,243	18,512
Other assets		215,256	211,333
Total Assets		$6,526,982	$6,639,486

Liabilities and Shareholders’ Equity
Liabilities:
Loss reserves	8	$492,001	$474,884
Unearned premiums		84,511	93,026
Senior notes	3	646,874	646,138
Federal tax credits payable		162,624	135,344
Other liabilities		127,613	142,543
Total Liabilities		1,513,623	1,491,935
Contingencies	15
Shareholders’ equity:	11
Common stock ($1 par value, shares authorized 1,000,000; shares issued and outstanding 2026 - 206,603; 2025 - 219,367)		206,603	219,367
Paid-in capital		1,801,258	1,812,463
Accumulated other comprehensive income (loss), net of tax	9	(168,823)	(134,394)
Retained earnings		3,174,321	3,250,115
Total Shareholders’ Equity		5,013,359	5,147,551
Total Liabilities and Shareholders’ Equity		$6,526,982	$6,639,486

See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q2 2026 | 8

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2026	2025	2026	2025
Revenues:
Premiums written:
Direct		$279,441	$277,206	$565,963	$553,677
Assumed		2,483	3,717	6,448	7,255
Ceded	7	(51,962)	(43,539)	(107,506)	(88,202)
Net premiums written		229,962	237,384	464,905	472,730
Decrease in unearned premiums, net		8,095	6,938	8,515	15,311
Net premiums earned	7	238,057	244,322	473,420	488,041
Investment income, net of expenses		59,465	60,995	121,207	122,438
Net gains (losses) on investments and other financial instruments	5	(2,226)	(1,426)	(2,395)	(685)
Other revenue		92	354	233	685
Total Revenues		295,388	304,245	592,465	610,479

Losses and Expenses:
Losses incurred, net	8	10,986	(2,835)	44,228	6,756
Amortization of deferred insurance policy acquisition costs		1,297	1,738	2,521	3,395
Other underwriting and operating expenses, net	14	44,278	50,354	91,162	101,760
Interest expense		8,899	8,899	17,798	17,798
Total Losses and Expenses		65,460	58,156	155,709	129,709
Income before tax		229,928	246,089	436,756	480,770
Provision for income tax		47,783	53,607	89,308	102,828
Net Income		$182,145	$192,482	$347,448	$377,942

Earnings per share:
Basic	4	$0.87	$0.81	$1.63	$1.57
Diluted	4	$0.86	$0.81	$1.62	$1.56

Weighted average common shares outstanding - basic	4	209,923	236,333	213,012	240,218
Weighted average common shares outstanding - diluted	4	210,945	237,971	214,548	242,209

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2026 | 9

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2026	2025	2026	2025
Net Income		$182,145	$192,482	$347,448	$377,942
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	5	(1,491)	28,523	(34,729)	80,194
Benefit plan adjustments		150	2,953	300	2,999
Other comprehensive income (loss), net of tax		(1,341)	31,476	(34,429)	83,193
Comprehensive Income (Loss)		$180,804	$223,958	$313,019	$461,135

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2026 | 10

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2026	2025	2026	2025
Common Stock
Balance, beginning of period		$213,200	$240,194	$219,367	$248,449
Issuance of common stock, net under share-based compensation plans	12	26	65	1,068	1,045
Purchases of common stock	11	(6,623)	(7,121)	(13,832)	(16,356)
Balance, end of period		206,603	233,138	206,603	233,138

Paid-in Capital
Balance, beginning of period		1,795,697	1,796,475	1,812,463	1,808,236
Issuance of common stock, net under share-based compensation plans	12	(264)	(98)	(23,461)	(19,946)
Equity compensation	12	5,825	4,782	12,256	12,869
Balance, end of period		1,801,258	1,801,159	1,801,258	1,801,159

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period		(167,482)	(236,445)	(134,394)	(288,162)
Other comprehensive income (loss), net of tax	9	(1,341)	31,476	(34,429)	83,193
Balance, end of period		(168,823)	(204,969)	(168,823)	(204,969)

Retained Earnings
Balance, beginning of period		3,195,872	3,339,660	3,250,115	3,403,852
Purchases of common stock	11	(171,734)	(175,327)	(358,741)	(392,431)
Net income		182,145	192,482	347,448	377,942
Cash dividends	11	(31,962)	(31,199)	(64,501)	(63,747)
Balance, end of period		3,174,321	3,325,616	3,174,321	3,325,616

Total Shareholders’ Equity		$5,013,359	$5,154,944	$5,013,359	$5,154,944

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2026 | 11

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$347,448	$377,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,870	5,228
Deferred tax expense (benefit)	5,456	5,943
Equity compensation	12,256	12,869
Net (gains) losses on investments and other financial instruments	2,395	685
Change in certain assets and liabilities:
Accrued investment income	415	1,958
Reinsurance recoverable on loss reserves	(11,089)	(6,500)
Reinsurance recoverable on paid losses	(1,051)	2,156
Premiums receivable	(11,510)	300
Deferred insurance policy acquisition costs	904	1,420
Loss reserves	17,117	(10,508)
Unearned premiums	(8,515)	(15,311)
Current income taxes	(74,394)	61,484
Other, net	(19,436)	(31,019)	(1)
Net cash provided by (used in) operating activities	261,866	406,647

Cash flows from investing activities:
Purchases of investments	(779,539)	(771,072)
Proceeds from sales of investments	58,450	41,017
Proceeds from maturity of fixed income securities	765,722	882,984
Additions to property and equipment	(657)	(145)
Net cash provided by (used in) investing activities	43,976	152,784

Cash flows from financing activities:
Repurchase of common stock	(377,048)	(411,585)
Dividends paid	(66,819)	(64,677)
Payment of withholding taxes related to share-based compensation net share settlement	(22,393)	(18,901)
Net cash provided by (used in) financing activities	(466,260)	(495,163)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(160,418)	64,268
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	375,514	234,627
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$215,096	$298,895
(1) Certain amounts have been reclassified to conform with current year presentation

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2026 | 12

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
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

The substantial majority of our new insurance written (“NIW”) has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, and calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of June 30, 2026, MGIC’s Available Assets are in excess of its Minimum Required Assets; therefore MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

MGIC Investment Corporation - Q2 2026 | 13

Note 3. Debt
Debt Obligations
The aggregate carrying value of our 5.25% Senior Notes (“5.25% Notes”) and the par value as of June 30, 2026 and December 31, 2025 is presented in table 3.1 below.

Long-Term Debt Obligation, Carrying Value
Table	3.1
(In thousands)		June 30, 2026	December 31, 2025
5.25% Notes, due August 2028 (par value: $650 million)		$646,874	$646,138

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 3 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information pertaining to our debt obligation. As of June 30, 2026, we are in compliance with our debt covenants.

Interest Payments
Interest payments were $17.1 million for the six months ended June 30, 2026 and 2025.

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

Table 4.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings Per Share
Table	4.1
		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)		2026	2025	2026	2025
Net income - basic and diluted		$182,145	$192,482	$347,448	$377,942
Basic weighted average common shares outstanding		209,923	236,333	213,012	240,218
Dilutive effect of unvested RSUs		1,022	1,638	1,536	1,991
Diluted weighted average common shares outstanding		210,945	237,971	214,548	242,209

Earnings per share:
Basic earnings per share		$0.87	$0.81	$1.63	$1.57
Diluted earnings per share		$0.86	$0.81	$1.62	$1.56

MGIC Investment Corporation - Q2 2026 | 14

Note 5. Investments
Fixed Income Securities
Our fixed income securities classified as available-for-sale at June 30, 2026 and December 31, 2025 are shown in tables 5.1a and 5.1b below.

Details of Fixed Income Securities by Category as of June 30, 2026
Table	5.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$284,121	$113	$(3,046)	$281,188
Obligations of U.S. states and political subdivisions		1,849,688	9,958	(139,081)	1,720,565
Corporate debt securities		2,722,787	16,908	(65,022)	2,674,673
ABS		290,072	862	(2,813)	288,121
RMBS		373,594	4,760	(16,758)	361,596
CMBS		235,738	750	(3,008)	233,480
CLOs		124,168	133	(52)	124,249
Foreign government debt		4,488	—	(431)	4,057
Commercial paper		13,130	—	(1)	13,129
Total fixed income securities		$5,897,786	$33,484	$(230,212)	$5,701,058

Details of Fixed Income Securities by Category as of December 31, 2025
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$279,359	$958	$(2,505)	$277,812
Obligations of U.S. states and political subdivisions		1,961,841	10,958	(134,035)	1,838,764
Corporate debt securities		2,712,348	36,781	(57,857)	2,691,272
ABS		225,478	2,418	(1,335)	226,561
RMBS		366,671	8,169	(16,816)	358,024
CMBS		237,974	2,484	(1,675)	238,783
CLOs		99,182	129	(24)	99,287
Foreign government debt		4,487	—	(420)	4,067
Commercial paper		56,661	—	—	56,661
Total fixed income securities		$5,944,001	$61,897	$(214,667)	$5,791,231
We had $12.5 million and $12.6 million of investments at fair value on deposit with various states as of June 30, 2026 and December 31, 2025, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $188.5 million and $185.7 million at June 30, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q2 2026 | 15

The amortized cost and fair values of fixed income securities at June 30, 2026, by contractual maturity, are shown in table 5.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities are not due at a single maturity date, they are listed in separate categories.

Fixed Income Securities Maturity Schedule
Table	5.2
		June 30, 2026
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$668,519	$667,328
Due after one year through five years		1,668,459	1,628,072
Due after five years through ten years		1,672,759	1,608,662
Due after ten years		864,477	789,550
		4,874,214	4,693,612

ABS		290,072	288,121
RMBS		373,594	361,596
CMBS		235,738	233,480
CLOs		124,168	124,249
Total		$5,897,786	$5,701,058

Equity Securities
The cost and fair value of investments in equity securities at June 30, 2026 and December 31, 2025 are shown in tables 5.3a and 5.3b below.

Details of Equity Security Investments as of June 30, 2026
Table	5.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,360	$27	$(1,113)	$15,274

Details of Equity Security Investments as of December 31, 2025
Table	5.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,286	$42	$(1,006)	$15,322

Net Gains (Losses) on Investments and Other Financial Instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 5.4 below.

Details of Net Gains (Losses) on Investments and Other Financial Instruments
Table	5.4	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025

Fixed income securities:
Gains on sales		$497	$575	$707	$924
Losses on sales		(2,460)	(2,520)	(2,470)	(2,549)
Equity securities gains (losses):
Changes in fair value		46	89	(122)	209
Change in embedded derivative on Home Re Transactions(1)		(309)	430	(510)	731
Net gains (losses) on investments and other financial instruments		$(2,226)	$(1,426)	$(2,395)	$(685)

Proceeds from sales of fixed income securities		$57,432	$20,280	$58,437	$41,017
(1) See Note 6 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

MGIC Investment Corporation - Q2 2026 | 16

Other Invested Assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized Investment Losses
Tables 5.5a and 5.5b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2026 and December 31, 2025, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 5.5a and 5.5b are estimated using the process described in Note 6 - “Fair Value Measurements” to these consolidated financial statements and in Note 2 - “Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report on Form 10-K.

Unrealized Loss Aging for Securities by Type and Length of Time as of June 30, 2026
Table	5.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$160,992	$(744)	$30,819	$(2,302)	$191,811	$(3,046)
Obligations of U.S. states and political subdivisions		200,110	(3,037)	1,030,622	(136,044)	1,230,732	(139,081)
Corporate debt securities		810,234	(6,333)	761,003	(58,689)	1,571,237	(65,022)
ABS		172,169	(1,575)	4,584	(1,238)	176,753	(2,813)
RMBS		51,103	(351)	150,115	(16,407)	201,218	(16,758)
CMBS		120,580	(1,446)	51,690	(1,562)	172,270	(3,008)
CLOs		32,231	(52)	—	—	32,231	(52)
Foreign government debt		—	—	4,057	(431)	4,057	(431)
Commercial paper		3,338	(1)	—	—	3,338	(1)
Total		$1,550,757	$(13,539)	$2,032,890	$(216,673)	$3,583,647	$(230,212)

Unrealized Loss Aging for Securities by Type and Length of Time as of December 31, 2025
Table	5.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$15,762	$(60)	$51,113	$(2,445)	$66,875	$(2,505)
Obligations of U.S. states and political subdivisions		144,148	(6,123)	1,087,931	(127,912)	1,232,079	(134,035)
Corporate debt securities		258,349	(1,180)	887,659	(56,677)	1,146,008	(57,857)
ABS		49,774	(1,103)	22,965	(232)	72,739	(1,335)
RMBS		2,906	(8)	187,553	(16,808)	190,459	(16,816)
CMBS		15,363	(30)	82,994	(1,645)	98,357	(1,675)
CLOs		35,272	(24)	—	—	35,272	(24)
Foreign government debt		—	—	4,068	(420)	4,068	(420)
Total		$521,574	$(8,528)	$2,324,283	$(206,139)	$2,845,857	$(214,667)

There were 996 and 712 securities in an unrealized loss position at June 30, 2026 and December 31, 2025, respectively. Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2026 presented in table 5.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments at June 30, 2026 were primarily caused by increases in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q2 2026 | 17

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

MGIC Investment Corporation - Q2 2026 | 18

Assets measured at fair value, by hierarchy level, as of June 30, 2026 and December 31, 2025 are shown in tables 6.1a and 6.1b below. The fair value of the assets is estimated using the process described above, and in Note 2 - “Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report on Form 10-K.

Assets Carried at Fair Value by Hierarchy Level as of June 30, 2026
Table	6.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$281,188	$242,076	$39,112
Obligations of U.S. states and political subdivisions		1,720,565	—	1,720,565
Corporate debt securities		2,674,673	—	2,674,673
ABS		288,121	—	288,121
RMBS		361,596	—	361,596
CMBS		233,480	—	233,480
CLOs		124,249	—	124,249
Foreign government debt		4,057	—	4,057
Commercial paper		13,129	—	13,129
Total fixed income securities		5,701,058	242,076	5,458,982
Equity securities		15,274	15,274	—
Cash equivalents (1)		211,718	204,685	7,033
Total		$5,928,050	$462,035	$5,466,015

Assets Carried at Fair Value by Hierarchy Level as of December 31, 2025
Table	6.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$277,812	$241,056	$36,756
Obligations of U.S. states and political subdivisions		1,838,764	—	1,838,764
Corporate debt securities		2,691,272	—	2,691,272
ABS		226,561	—	226,561
RMBS		358,024	—	358,024
CMBS		238,783	—	238,783
CLOs		99,287	—	99,287
Foreign government debt		4,067	—	4,067
Commercial paper		56,661	—	56,661
Total fixed income securities		5,791,231	241,056	5,550,175
Equity securities		15,322	15,322	—
Cash equivalents (1)		371,219	363,423	7,796
Total		$6,177,772	$619,801	$5,557,971
(1) Includes restricted cash equivalents
Additional fair value disclosures related to our investment portfolio are included in Note 5 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At June 30, 2026 and December 31, 2025, the fair value of the embedded derivatives was a liability of $0.9 million and $0.4 million, respectively. (See Note 7 - "Reinsurance" for more information about our Home Re Transactions.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the six months ended June 30, 2026 and 2025, purchases of real estate acquired were $4.2 million and $2.0 million, respectively. For the six months ended June 30, 2026 and 2025, sales of real estate acquired were $2.7 million and $2.2 million, respectively.

MGIC Investment Corporation - Q2 2026 | 19

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
Table 6.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2026 and December 31, 2025.

Financial Assets and Liabilities Not Measured at Fair Value
Table	6.2
		June 30, 2026		December 31, 2025
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$1,109	$1,109

Financial liabilities
5.25% Senior Notes		646,874	649,604	646,138	650,442

Note 7. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) Transactions and excess-of-loss (“XOL”) Transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 7.1 below.

Reinsurance
Table	7.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2026	2025	2026	2025
Premiums earned:
Direct		$287,520	$284,123	$574,447	$568,944
Assumed		2,499	3,738	6,479	7,299
Ceded:
Ceded - quota share reinsurance (1)		(35,590)	(28,101)	(73,359)	(58,044)
Ceded - excess-of-loss reinsurance		(16,372)	(15,438)	(34,147)	(30,158)
Total ceded		(51,962)	(43,539)	(107,506)	(88,202)
Net premiums earned		$238,057	$244,322	$473,420	$488,041

Losses incurred:
Direct		$19,454	$1,146	$64,724	$17,163
Assumed		(71)	(23)	(73)	(18)
Ceded - quota share reinsurance		(8,397)	(3,958)	(20,423)	(10,389)
Losses incurred, net		$10,986	$(2,835)	$44,228	$6,756

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$35,081	$32,299	$64,184	$60,994
Ceding commission on quota share reinsurance		14,135	12,081	27,509	23,808
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

MGIC Investment Corporation - Q2 2026 | 20

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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $76.1 million as of June 30, 2026 and $65.1 million as of December 31, 2025. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

Table 7.2 below provides additional detail regarding our QSR Transactions in effect as of June 30, 2026.

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

Quota Share Reinsurance
Table	7.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	December 31, 2027	January 1, 2028	12.3% or 10%
2021 QSR and 2022 QSR	2021	December 31, 2027	January 1, 2028	9.4% or 7%
2021 QSR and 2022 QSR	2022	June 30, 2028	July 1, 2028	11.5% or 9.2%
2022 QSR and 2023 QSR	2022	June 30, 2028	July 1, 2028	12.1% or 9.7%
2022 QSR and 2023 QSR	2023	December 31, 2026	July 1, 2026	12.5% or 10%
2023 QSR	2023	December 31, 2026	July 1, 2026	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
2025 QSR	2025	December 31, 2027	December 31, 2027	30% or 20%
2026 QSR	2026	December 31, 2028	December 31, 2028	30% or 20%
(1)We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2)We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.

MGIC Investment Corporation - Q2 2026 | 21

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

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at June 30, 2026 and December 31, 2025, were not material to our consolidated balance sheet and the change in fair value during the three and six months ended June 30, 2026 and June 30, 2025 were not material to our consolidated statements of operations. (See Note 5 - “Investments” and Note 6 - “Fair Value Measurements”.)

Payment of principal on the related ILNs will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related ILNs transaction agreement. As of June 30, 2026, there were no "Trigger Events".

The following table provides a summary of our XOL Transactions that were in effect as of June 30, 2026.

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

MGIC Investment Corporation - Q2 2026 | 22

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

Table 7.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	June 30, 2026	December 31, 2025
2025 Traditional XOL	$95,966	$95,912	$95,966
2024 Traditional XOL	125,016	122,496	124,458
2023 Traditional XOL	70,578	67,476	69,060
2022 Traditional XOL	82,523	75,399	78,023
2021 Traditional XOL	142,291	142,195	142,291
2020 Traditional XOL	68,343	68,287	68,288
Home Re 2026-1, Ltd.	231,769	231,638	N/A
Home Re 2023-1, Ltd.	272,961	260,580	266,371
Home Re 2022-1, Ltd.	325,589	316,119	318,906
Home Re 2021-2, Ltd.	190,159	185,979	187,030

Table 7.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 6/30/2026 (2)	June 30, 2026	December 31, 2025
2025 Traditional XOL	$151,851	N/A	N/A	$151,851	$151,851
2024 Traditional XOL	187,220	N/A	N/A	164,204	187,220
2023 Traditional XOL	96,942	N/A	N/A	53,215	64,217
2022 Traditional XOL	142,642	N/A	N/A	91,397	100,274
2021 Traditional XOL	250,000	N/A	N/A	250,000	250,000
2020 Traditional XOL	250,592	N/A	N/A	250,592	250,592
Home Re 2026-1, Ltd.	323,504	100%	100%	298,264	N/A
Home Re 2023-1, Ltd.	330,277	97%	95%	195,606	231,708
Home Re 2022-1, Ltd.	473,575	100%	100%	167,497	207,641
Home Re 2021-2, Ltd.	398,429	100%	100%	51,101	84,376
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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of June 30, 2026, and December 31, 2025, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that may be ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid.

MGIC Investment Corporation - Q2 2026 | 23

Table 7.5 presents the total assets of the Home Re Entities as of June 30, 2026 and December 31, 2025.

Home Re total assets
Table	7.5
(In thousands)		Total VIE Assets
Home Re Entity		June 30, 2026	December 31, 2025

Home Re 2026-1 Ltd.		$303,250	N/A
Home Re 2023-1 Ltd.		201,649	237,900
Home Re 2022-1 Ltd.		175,008	214,788
Home Re 2021-2 Ltd.		56,774	89,865

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

Traditional XOL Transactions
•We executed a traditional excess-of-loss reinsurance transaction which provides up to $168 million of reinsurance coverage on eligible NIW in 2027.

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2026, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $19 million.

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

MGIC Investment Corporation - Q2 2026 | 24

The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years.

Table 8.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2026 and 2025.

Development of Reserves for Losses and Loss Adjustment Expenses
Table	8.1
		Six Months Ended June 30,
(In thousands)		2026	2025
Reserve at beginning of period		$474,884	$462,662
Less reinsurance recoverable		65,055	47,281
Net reserve at beginning of period		409,829	415,381

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		117,760	111,093
Prior years (1)		(73,532)	(104,337)
Total losses incurred		44,228	6,756

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		62	—
Prior years		38,138	23,764
Total losses paid		38,200	23,764
Net reserve at end of period		415,857	398,373
Plus reinsurance recoverable		76,144	53,781
Reserve at end of period		$492,001	$452,154
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The increase in the current year losses incurred in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is primarily due to an increase in new delinquencies reported and an increase in estimated severity on current year delinquencies.

The favorable loss development on previously received delinquencies for the six months ended June 30, 2026 and June 30, 2025 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the six months ended June 30, 2026 and 2025 is shown in table 8.2 below.

Reserve Development on Previously Received Delinquencies
Table	8.2
		Six Months Ended June 30,
(In thousands)		2026	2025
Increase (decrease) in estimated claim rate on primary defaults		$(65,125)	$(98,645)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(8,407)	(5,692)
Total prior year loss development (1)		$(73,532)	$(104,337)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium Refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and was $11.0 million and $11.4 million at June 30, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q2 2026 | 25

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 are included in table 9.1 below.

Components of Other Comprehensive Income (Loss)
Table	9.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2026	2025	2026	2025
Net unrealized investment (losses) gains arising during the period		$(1,887)	$36,105	$(43,960)	$101,511
Total income tax benefit (expense)		396	(7,582)	9,231	(21,317)
Net of tax		(1,491)	28,523	(34,729)	80,194

Net changes in benefit plan assets and obligations		190	3,738	380	3,796
Total income tax benefit (expense)		(40)	(785)	(80)	(797)
Net of tax		150	2,953	300	2,999

Total other comprehensive income (loss)		$(1,697)	39,843	(43,580)	105,307
Total income tax benefit (expense)		356	(8,367)	9,151	(22,114)
Total other comprehensive income (loss), net of tax		$(1,341)	$31,476	$(34,429)	$83,193

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2026	2025	2026	2025
Reclassification adjustment for net realized (losses) gains (1)		$(2,747)	$(4,432)	$(2,845)	$(10,413)
Income tax benefit (expense)		577	931	598	2,187
Net of tax		(2,170)	(3,501)	(2,247)	(8,226)

Reclassification adjustment related to benefit plan assets and obligations (2)		(190)	(3,738)	(380)	(3,796)
Income tax benefit (expense)		40	785	80	797
Net of tax		(150)	(2,953)	(300)	(2,999)

Total reclassifications		(2,937)	(8,170)	(3,225)	(14,209)
Income tax benefit (expense)		617	1,716	678	2,984
Total reclassifications, net of tax		$(2,320)	$(6,454)	$(2,547)	$(11,225)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the six months ended June 30, 2026, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Six Months Ended June 30, 2026
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2025, net of tax		$(120,686)	$(13,708)	$(134,394)
Other comprehensive income (loss) before reclassifications		(36,976)	—	(36,976)
Less: Amounts reclassified from AOCI		(2,247)	(300)	(2,547)
Balance, June 30, 2026, net of tax		$(155,415)	$(13,408)	$(168,823)

MGIC Investment Corporation - Q2 2026 | 26

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
Table 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2026 and 2025.

Components of Net Periodic Benefit Cost
Table	10.1
		Three Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2026	2025	2026	2025
Company service cost (1)		$500	$—	$209	$235
Interest cost		3,013	3,297	283	311
Expected return on plan assets		(3,079)	(3,442)	(3,395)	(2,911)
Amortization of:
Net actuarial losses (gains)		948	546	(962)	(693)
Prior service cost (credit)		87	87	119	117
Cost of settlements and curtailments		—	3,680	—	—
Net periodic benefit cost (benefit)		$1,469	$4,168	$(3,746)	$(2,941)

Components of net periodic benefit cost
Table	10.2
		Six Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2026	2025	2026	2025
Company service cost (1)		$1,000	$—	$418	$469
Interest cost		6,026	6,596	566	622
Expected return on plan assets		(6,157)	(6,884)	(6,789)	(5,822)
Amortization of:
Net actuarial losses (gains)		1,895	1,092	(1,923)	(1,385)
Prior service cost (credit)		173	173	236	235
Cost of settlements and curtailments		—	3,680	—	—
Net periodic benefit cost (benefit)		$2,937	$4,657	$(7,492)	$(5,881)
(1)Effective January 1, 2026, company service cost includes expected administrative expenses of the defined benefit pension plan.

MGIC Investment Corporation - Q2 2026 | 27

Note 11. Shareholders’ Equity
Share Repurchase Programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the six months ended June 30, 2026, we repurchased 13.8 million shares for $369.2 million, inclusive of commissions. In 2025, we repurchased approximately 30.1 million shares of our common stock for $782.0 million, inclusive of commissions. As of June 30, 2026, we had remaining authorization to repurchase $806.0 million of our common stock under our existing share repurchase programs through December 31, 2028. Through July 24, 2026, we repurchased an additional 1.5 million shares for $42.4 million, inclusive of commissions.

Cash Dividends
In the first and second quarters of 2026, we paid quarterly cash dividends of $0.15 per share. On July 23, 2026, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.17 per share payable on August 20, 2026, to shareholders of record on August 5, 2026.

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

Restricted Stock Unit Grants
Table	12.1
			Six months ended June 30,
			2026		2025
			RSUs Granted (in thousands)	Weighted Average Fair Value per Share	RSUs Granted (in thousands)	Weighted Average Fair Value per Share
RSUs subject to performance conditions		(1)	332	$25.02	339	$24.30
RSUs subject only to service conditions			326	25.53	320	24.65
Non-employee director RSUs			46	24.37	59	24.12
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest from 0% to 200%.

MGIC Investment Corporation - Q2 2026 | 28

Note 13. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders’ position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at June 30, 2026.

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

Financial Information of our Insurance Subsidiaries (including MGIC)
Table 13.1
	Six Months Ended June 30,
(In thousands)	2026	2025
Statutory net income	$303,975	$342,930

	As of,
(In thousands)	June 30, 2026	December 31, 2025
Statutory policyholders' surplus	$792,158	$894,278
Contingency loss reserves	4,963,740	4,914,234

MGIC Investment Corporation - Q2 2026 | 29

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

The table below presents a disaggregation of significant segment expenses as monitored by our CODM:

Significant Segment Expenses
Table	14.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2026	2025	2026	2025
Other underwriting and operating expenses net:
Employee costs		$34,776	$36,351	$71,208	$73,311
Outside services (1)		8,004	8,713	14,424	16,524
Premium taxes (2)		5,423	5,237	10,926	10,647
Depreciation expense		715	941	1,406	1,884
All other underwriting and operating (3)		(4,640)	(888)	(6,802)	(606)
Total other underwriting and operating expenses net		$44,278	$50,354	$91,162	$101,760
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

MGIC Investment Corporation - Q2 2026 | 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter of 2026. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” above, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q2 2026 | 31

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

As of June 30, 2026, we had $304.8 billion of primary insurance in force and $81.8 billion of primary risk in force.

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

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are generally based on an insurer's book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements and subject to a floor amount). Based on our application of the PMIERs as of June 30, 2026, MGIC’s Available Assets totaled $5.6 billion, or $2.7 billion in excess of its Minimum Required Assets.

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

MGIC Investment Corporation - Q2 2026 | 32

increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a MPP. MGIC’s “policyholder position” includes its net worth or surplus and its contingency reserve.

As of June 30, 2026, MGIC’s risk-to-capital ratio was 9.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

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
Regulatory and Legislative Developments
Credit Score Modernization
In recent years, the FHFA and the GSEs have undertaken initiatives to modernize the credit scoring framework used in mortgage underwriting and securitization. In June 2025, the FHFA directed the GSEs to adopt updated credit scoring models, including VantageScore 4.0 and FICO Score 10T, as part of a broader credit score modernization initiative. In April 2026, the GSEs began a phased implementation, initially permitting limited use of VantageScore 4.0 by certain approved lenders. FICO Score 10T is expected to be implemented at a later date. These changes may affect borrower eligibility and the mix of insured business, and the extent of any impact will depend on the pace of adoption and broader economic conditions.

Basel III Endgame
In July 2023, the Federal Reserve Board, Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency proposed a revised regulatory capital rule, known as the Basel III End Game, that would impose higher capital standards on large U.S. banks. Under the proposed regulation's new expanded risk-based approach, it was interpreted that affected banks would no longer receive risk-based capital relief for mortgage insurance on loans held in their portfolios. In March 2026, the U.S. federal banking agencies rescinded the 2023 proposal and released a revised proposal. The 2026 proposal includes more granular risk-weight calculations for residential mortgage loans and maintains the existing treatment of mortgage insurance as a prudent underwriting standard. The proposal does not include the treatment of mortgage insurance as a part of the proposed risk-weight calculations.

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

MGIC Investment Corporation - Q2 2026 | 33

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
•The mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.
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

MGIC Investment Corporation - Q2 2026 | 34

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

MGIC Investment Corporation - Q2 2026 | 35

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

MGIC Investment Corporation - Q2 2026 | 36

Non-GAAP Reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended June 30,
	2026			2025
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$229,928	47,783	$182,145	$246,089	53,607	$192,482
Adjustments:
Net realized investment (gains) losses	1,963	412	1,551	1,944	408	1,536
Adjusted pre-tax operating income / Adjusted net operating income	$231,891	$48,195	$183,696	$248,033	$54,015	$194,018

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average shares - diluted			210,945			237,971

Net income per diluted share			$0.86			$0.81
Net realized investment (gains) losses			0.01			0.01
Adjusted net operating income per diluted share			$0.87			$0.82

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Six Months Ended June 30,
	2026			2025
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$436,756	$89,308	$347,448	$480,770	$102,828	$377,942
Adjustments:
Net realized investment (gains) losses	1,763	370	1,393	1,625	341	1,284
Adjusted pre-tax operating income / Adjusted net operating income	$438,519	$89,678	$348,841	$482,395	$103,169	$379,226

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			214,548			242,209

Net income per diluted share			$1.62			$1.56
Net realized investment (gains) losses			0.01			0.01
Adjusted net operating income per diluted share			$1.63			$1.57

MGIC Investment Corporation - Q2 2026 | 37

Mortgage Insurance Portfolio
New Insurance Written
NIW for the second quarter of 2026 was $17.8 billion (Q2 2025: $16.4 billion) and $32.2 billion for the six months ended June 30, 2026 (YTD June 30, 2025: $26.6 billion). The increase for the six months ended June 30, 2026 reflects a larger expected purchase origination market. We expect our full-year 2026 NIW to remain relatively flat compared with 2025.

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

The following tables provide information about loan risk characteristics associated with our NIW for the periods indicated.

Primary NIW by Credit Score
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2026	2025	2026	2025
760 and greater	52.2%	51.5%	51.4%	51.3%
740 - 759	16.9%	17.8%	17.4%	17.6%
720 - 739	12.7%	13.1%	12.9%	13.2%
700 - 719	8.3%	9.1%	8.4%	9.2%
680 - 699	5.1%	4.9%	5.0%	5.1%
660 - 679	2.9%	2.5%	2.9%	2.6%
640 - 659	1.2%	0.6%	1.3%	0.6%
639 and less	0.7%	0.5%	0.7%	0.4%
Total	100%	100%	100%	100%

Primary NIW by Loan-to-Value
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2026	2025	2026	2025
95.01% and above	14.7%	13.2%	14.3%	13.1%
90.01% to 95.00%	46.7%	46.4%	45.8%	46.1%
85.01% to 90.00%	28.0%	30.1%	29.1%	30.0%
80.01% to 85.00%	10.6%	10.3%	10.8%	10.8%
Total	100%	100%	100%	100%

Primary NIW by Debt-to-Income Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2026	2025	2026	2025
45.01% and above	25.3%	26.3%	25.3%	28.1%
38.01% to 45.00%	29.1%	30.8%	29.1%	30.7%
38.00% and below	45.6%	42.9%	45.6%	41.2%
Total	100%	100%	100%	100%

Primary NIW by Policy Payment Type
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2026	2025	2026	2025
Monthly premiums	96.8%	97.7%	96.6%	97.5%
Single premiums	3.2%	2.3%	3.4%	2.5%
Total	100%	100%	100%	100%

MGIC Investment Corporation - Q2 2026 | 38

Primary NIW by Type of Mortgage
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2026	2025	2026	2025
Purchases	90.1%	94.2%	85.3%	94.3%
Refinances	9.9%	5.8%	14.7%	5.7%
Total	100%	100%	100%	100%

The following table provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, borrowers having credit scores below 680, and borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by Number of Risk Characteristics
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2026	2025	2026	2025
One	35.5%	34.6%	35.4%	36.0%
Two or more	4.6%	4.2%	4.6%	4.4%

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

Primary IIF and RIF
	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2026	2025	2026	2025
NIW	$17.8	$16.4	$32.2	$26.6
Cancellations, principal payments, and other reductions	(15.7)	(13.2)	(30.5)	(25.0)
Increase (decrease) in primary IIF	$2.1	$3.2	$1.7	$1.6

Direct primary IIF as of June 30,			$304.8	$297.0
Direct primary RIF as of June 30,			$81.8	$79.5

The composition of our primary RIF and IIF by policy year is shown below for the periods indicated.

Primary IIF and RIF by Policy Year
	As of June 30,
($ in millions)	2026		2025
Policy year	Insurance in force	Risk in Force	Insurance in Force	Risk in Force
2004 and prior	$924	$262	$1,087	$308
2005 - 2008	6,965	1,863	8,244	2,202
2009 - 2019	17,926	4,748	23,838	6,309
2020	25,124	6,981	33,708	9,256
2021	50,878	14,301	62,689	17,327
2022	47,876	13,029	55,513	14,918
2023	29,343	7,677	36,486	9,482
2024	42,606	11,156	50,813	13,239
2025	53,231	13,921	24,642	6,414
2026	29,882	7,830	—	—
Total	$304,755	$81,768	$297,020	$79,455

MGIC Investment Corporation - Q2 2026 | 39

The following table sets forth portfolio statistics associated with our primary IIF and RIF as of June 30, 2026.

Portfolio Statistics by Policy Year
	Weighted Avg. Interest Rate	Delinquency Rate %	Cede Rate % (1)	% of Original Remaining IIF
Policy Year
2004 and prior	7.3%	12.6%	—%	N/M
2005-2008	7.0%	8.9%	—%	2.9%
2009-2019	4.4%	4.0%	—%	4.6%
2020	3.2%	1.8%	5.1%	22.0%
2021	3.1%	2.2%	27.4%	43.2%
2022	4.9%	2.5%	29.3%	64.5%
2023	6.5%	2.3%	26.9%	63.8%
2024	6.6%	1.7%	30.7%	75.8%
2025	6.5%	0.7%	39.3%	87.9%
2026	6.1%	0.1%	39.3%	98.4%
(1)Cede Rate % is calculated as the risk in force ceded to our QSR Transactions divided by the total direct primary risk in force.

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

Annual Persistency
Our Annual Persistency was 83.3% at June 30, 2026 compared with 84.7% at June 30, 2025. Since 2018, our Annual Persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

CRT Programs
In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $495 million and $482 million as of June 30, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q2 2026 | 40

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2026 and 2025.

Summary Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data and effective tax rate)	2026	2025	Change	2026	2025	Change
Revenues
Net premiums earned	$238,057	$244,322	(3)%	$473,420	488,041	(3)%
Net investment income	59,465	60,995	(3)%	121,207	122,438	(1)%
Net gains (losses) on investments and other financial instruments	(2,226)	(1,426)	N/M	(2,395)	(685)	N/M
Other revenue	92	354	N/M	233	685	N/M
Total revenues	295,388	304,245	(3)%	592,465	610,479	(3)%
Losses and expenses
Losses incurred, net	10,986	(2,835)	488%	44,228	6,756	555%
Underwriting and other expenses, net	45,575	52,092	(13)%	93,683	105,155	(11)%
Interest expense	8,899	8,899	0%	17,798	17,798	0%
Total losses and expenses	65,460	58,156	13%	155,709	129,709	20%
Income before tax	229,928	246,089	(7)%	436,756	480,770	(9)%
Provision for income taxes	47,783	53,607	(11)%	89,308	102,828	(13)%
Net income	$182,145	$192,482	(5)%	$347,448	$377,942	(8)%
Net income per diluted share	$0.86	$0.81	6%	$1.62	$1.56	4%
Effective tax rate	20.8%	21.8%	(1.0) bps	20.4%	21.4%	(1.0) bps

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$231,891	$248,033	(7)%	$438,519	$482,395	(9)%
Adjusted net operating income	183,696	194,018	(5)%	348,841	379,226	(8)%
Adjusted net operating income per diluted share	$0.87	$0.82	6%	$1.63	$1.57	4%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

The decrease in net income and adjusted net operating income for the three and six months ended June 30, 2026, is primarily due to an increase in losses incurred, net and a decrease in net premiums earned, partially offset by a decrease in underwriting and other expenses, net and a decrease in the provision for income taxes. Diluted income per share and adjusted operating income per diluted share increased primarily due to decreases in the number of diluted weighted shares outstanding partially offset by decreases in net income.

MGIC Investment Corporation - Q2 2026 | 41

Revenues
Net Premiums Earned
The decrease in net premiums earned for the three and six months ended June 30, 2026, was primarily driven by an increase in ceded premiums written.

Premium Yield
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three and six months ended June 30, 2026 and June 30, 2025.

Premium Yield

	Three Months Ended June 30,		Six Months Ended June 30,
(in basis points)	2026	2025	2026	2025
In force portfolio yield (1)	37.8	38.3	37.8	38.2
Premium refunds	(0.2)	(0.1)	(0.2)	0.0
Accelerated earnings on single premium policies	0.2	0.2	0.2	0.2
Total direct premium yield	37.8	38.4	37.8	38.4
Ceded premiums earned, net of profit commission and assumed premiums (2)	(6.5)	(5.4)	(6.7)	(5.5)
Net premium yield	31.3	33.0	31.1	32.9
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps and 0.5 bps for the six months ended June 30, 2026 and June 30, 2025, respectively.

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

MGIC Investment Corporation - Q2 2026 | 42

The following table provides information related to our QSR Transactions for the presented periods.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Ceded premiums written and earned, net of profit commission	$35,590	$28,101	$73,359	$58,044
% of direct premiums written	13%	10%	13%	10%
% of direct premiums earned	12%	10%	13%	10%
Profit commission	$35,081	$32,299	$64,184	$60,994
Ceding commissions	$14,135	$12,081	$27,509	$23,808
Ceded losses incurred	$8,397	$3,958	$20,423	$10,389

	As of June 30,
Ceded RIF ($ in millions)	2026	2025
2021 QSR	3,419	4,127
2022 QSR	3,352	4,015
2023 QSR	1,622	1,988
2024 QSR	2,854	3,388
2025 QSR	4,695	2,320
2026 QSR	2,803	N/A
Credit Union QSR	3,409	2,990
Total ceded RIF	$22,154	$18,828

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NIW subject to QSR Transactions	87.6%	87.7%	87.1%	87.4%
New Risk Written subject to QSR Transactions	93.2%	93.4%	92.9%	93.3%
IIF subject to QSR Transactions	76.2%	71.1%	76.2%	71.1%
RIF subject to QSR Transactions	79.6%	74.3%	79.6%	74.3%

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

The calculated credit for XOL Transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is haircut for the uncollateralized portion of the reinsured risk and is generally not given for the reinsured risk above the PMIERs requirement. The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions as of June 30, 2026, are presented in the table below. The table below excludes the 2026 Traditional XOL which is still within its contractual fill-up period covering policies in force from January 1, 2026 through

MGIC Investment Corporation - Q2 2026 | 43

December 31, 2026.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2025 Traditional XOL	2.53%	6.53%	2.72%	7.04%	$146,038
2024 Traditional XOL	2.67%	6.67%	3.28%	7.67%	157,875
2023 Traditional XOL	2.91%	6.91%	4.11%	7.35%	51,148
2022 Traditional XOL	2.60%	7.10%	3.37%	7.46%	87,879
2021 Traditional XOL	1.25%	3.48%	1.41%	3.88%	240,346
2020 Traditional XOL	0.75%	3.50%	1.08%	5.03%	240,883
Home Re 2026-1	2.40%	5.75%	2.70%	6.18%	283,350
Home Re 2023-1	3.00%	6.75%	4.04%	7.25%	182,512
Home Re 2022-1	2.75%	6.75%	4.90%	7.50%	129,156
Home Re 2021-2	2.10%	6.50%	5.69%	7.25%	26,018
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

Ceded premiums on our XOL Transactions were $16.3 million and $34.1 million for the three and six months ended June 30, 2026, and $15.4 million and $30.1 million for the three and six months ended June 30, 2025.

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

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “The effects of pandemics, severe weather events, or other disasters may adversely impact our results of operations and financial condition". in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. If we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of June 30, 2026 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan. See our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

MGIC Investment Corporation - Q2 2026 | 44

The following table details the financial impact of the significant components of losses incurred for the periods indicated.

Composition of Losses Incurred
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Current year / New notices	$53,289	$51,596	$117,760	$111,093
Prior year reserve development	(42,303)	(54,431)	(73,532)	(104,337)
Losses incurred, net	$10,986	$(2,835)	$44,228	$6,756
Loss Ratio	4.6%	(1.2)%	9.3%	1.4%
The increase in current year losses incurred for the three and six months ended June 30, 2026 compared with the same periods in the prior year is primarily due to an increase in new delinquencies reported and an increase in estimated severity on current year delinquencies.

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

Delinquency Inventory
A rollforward of our primary delinquency inventory for the three and six months ended June 30, 2026 and 2025 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency Inventory Rollforward
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Delinquency inventory at beginning of period	27,006	25,438	27,072	26,791
New notices	12,433	11,970	26,224	24,935
Cures	(12,814)	(12,588)	(26,207)	(26,569)
Paid claims	(455)	(341)	(912)	(653)
Rescissions and denials	(18)	(35)	(25)	(60)
Delinquency inventory at end of period	26,152	24,444	26,152	24,444

MGIC Investment Corporation - Q2 2026 | 45

New Notice Activity
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New Notices and Delinquency Inventory During the Period
June 30, 2026
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Six Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	587	1,192	1,500	13
2005-2008	1,728	3,739	4,391	14
2009-2017	805	1,764	1,792	8
2018	562	1,179	1,224	7
2019	560	1,259	1,215	7
2020	1,132	2,346	2,069	6
2021	2,238	4,711	4,317	6
2022	1,854	3,967	4,073	7
2023	992	2,094	2,193	7
2024	1,157	2,399	2,262	6
2025	733	1,489	1,052	4
2026	85	85	64	2
Total	12,433	26,224	26,152	8
Claim rate on new notices (1)	7.5%

June 30, 2025
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Six Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	660	1,355	1,607	15
2005-2008	1,954	4,092	5,006	15
2009-2017	1,091	2,352	2,421	8
2018	617	1,286	1,350	8
2019	657	1,387	1,285	7
2020	1,143	2,369	2,064	6
2021	2,281	4,755	4,295	6
2022	1,820	3,871	3,668	6
2023	894	1,885	1,643	5
2024	765	1,493	1,036	4
2025	88	90	69	2
Total	11,970	24,935	24,444	9
Claim rate on new notices (1)	7.5%

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

MGIC Investment Corporation - Q2 2026 | 46

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

The majority of loans insured prior to 2014 (which represent 23% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims Severity Trend
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2026	$67,477	$54,659	81.0%	25
Q1 2026	56,479	42,655	75.5%	27
Q4 2025	59,228	46,061	77.8%	29
Q3 2025	55,846	39,689	71.1%	30
Q2 2025	50,411	36,536	72.5%	30
Q1 2025	55,297	38,826	70.2%	34

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Delinquency Inventory - Consecutive Months Delinquent
	June 30, 2026	December 31, 2025	June 30, 2025
3 months or less	9,268	10,389	8,552
4-11 months	9,682	9,559	8,868
12 months or more (1)	7,202	7,124	7,024
Total	26,152	27,072	24,444
3 months or less	35%	38%	35%
4-11 months	37%	35%	36%
12 months or more	28%	27%	29%
Total	100%	100%	100%
(1)Approximately 21%, 22%, and 24% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

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

Delinquency Inventory - Number of Payments Delinquent
	June 30, 2026	December 31, 2025	June 30, 2025
3 payments or less	12,874	14,121	12,260
4-11 payments	8,905	8,747	7,963
12 payments or more (1)	4,373	4,204	4,221
Total	26,152	27,072	24,444

3 payments or less	49%	52%	50%
4-11 payments	34%	32%	33%
12 payments or more	17%	16%	17%
Total	100%	100%	100%
(1)Approximately 14%, 16%, and 20% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

MGIC Investment Corporation - Q2 2026 | 47

Net Losses and LAE paid
The following table presents our net losses and LAE paid for the periods presented.

Net Losses and LAE Paid
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Direct primary (excluding settlements)	$24	$13	$44	$25
Reinsurance	(5)	(2)	(9)	(4)
LAE and other	2	1	3	3
Net losses and LAE paid	$21	$12	$38	$24

The increase in net losses and LAE paid during the three and six months ended June 30, 2026 when compared with the same periods in the prior year was primarily driven by an increase in our claims received along with an increase in the average claim paid. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid. Home price appreciation and pre-claim third-party sales have mitigated net losses and LAE in recent years; however, the positive impact of both factors has moderated relative to prior years. We expect net losses and LAE paid to increase; however, the magnitude and timing of their increase is uncertain.

Loss reserves
The loss reserves appear in the table below for the periods indicated.

Loss Reserves
	June 30, 2026	December 31, 2025	June 30, 2025
Primary (in millions):
Direct case loss reserves	$428	$412	$392
Direct IBNR and LAE reserves	62	60	58
Total primary direct loss reserves	$490	$472	$450

Ending delinquent inventory (count based)	26,152	27,072	24,444
Percentage of loans delinquent (delinquency rate)	2.37%	2.43%	2.21%
Average total primary loss reserves per delinquency	$18,732	$17,449	$18,395
Primary claims received inventory included in ending delinquent inventory (count based)	355	398	295

The primary delinquency inventory for the top 10 jurisdictions (based on June 30, 2026 delinquency inventory) as of June 30, 2026, December 31, 2025 and June 30, 2025 appears in the following table.

Delinquency Inventory by Jurisdiction
	June 30, 2026	December 31, 2025	June 30, 2025
Florida *	2,240	2,291	2,081
Texas	2,110	2,245	2,037
Illinois *	1,700	1,769	1,593
California	1,606	1,623	1,468
Pennsylvania *	1,505	1,522	1,381
Michigan	1,302	1,301	1,088
New York *	1,236	1,204	1,184
Ohio *	1,210	1,276	1,136
Georgia	1,018	1,040	936
North Carolina	784	766	738
All other jurisdictions	11,441	12,035	10,802
Total	26,152	27,072	24,444
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q2 2026 | 48

The primary average RIF on delinquent loans at June 30, 2026, December 31, 2025 and June 30, 2025 for the top 5 jurisdictions (based on the June 30, 2026 delinquency inventory) appears in the following table.

Primary Average RIF - Delinquent Loans
	June 30, 2026	December 31, 2025	June 30, 2025
Florida	$77,318	$73,620	$71,298
Texas	71,261	68,787	66,174
Illinois	48,875	48,443	48,036
California	118,352	114,904	113,989
Pennsylvania	48,625	48,413	46,631
All other jurisdictions	61,049	59,991	58,551
All jurisdictions	$65,279	$63,760	$62,240
The primary average RIF on all loans was $73,990, $72,995, and $71,741 at June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

The primary delinquency inventory by policy year at June 30, 2026, December 31, 2025 and June 30, 2025 appears in the following table.

Delinquency Inventory by Policy Year
	June 30, 2026	December 31, 2025	June 30, 2025
Policy year:
2004 and prior	1,500	1,557	1,607
2005 - 2008	4,391	4,871	5,006
2009 - 2017	1,792	2,264	2,421
2018	1,224	1,424	1,350
2019	1,215	1,369	1,285
2020	2,069	2,268	2,064
2021	4,317	4,739	4,295
2022	4,073	4,227	3,668
2023	2,193	2,044	1,643
2024	2,262	1,844	1,036
2025	1,052	465	69
2026	64	—	—
Total	26,152	27,072	24,444
Generally, on our primary business, the third and fourth year after loan origination have been periods with the highest level of new delinquency notices. Factors such as Annual Persistency and economic conditions can impact the level and frequency of new notices we receive during a given period. As of June 30, 2026, 50% of our primary RIF was written subsequent to December 31, 2022, 66% of our primary RIF was written subsequent to December 31, 2021, and 83% of our primary RIF was written subsequent to December 31, 2020.

Underwriting and Other Expenses, Net
Underwriting and other expenses includes items such as employee compensation costs, outside service expenses, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and six months ended June 30, 2026 were $45.6 million and $93.7 million, respectively, compared with $52.1 million and $105.2 million for the three and six months ended June 30, 2025. The decreases were primarily attributable to a decrease in outside service expenses and employee costs. See Note 14 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Underwriting expense ratio	19.8%	21.9%	20.2%	22.2%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC to net premiums written. The underwriting expense ratio for the three and six months ended June 30, 2026, decreased compared with the same periods in the prior year primarily due to a decrease in underwriting and other expenses, net.

MGIC Investment Corporation - Q2 2026 | 49

Income Tax Expense and Effective Tax Rate
The decrease in our provision for income taxes in the three and six months ended June 30, 2026 as compared to the same periods in the prior year was primarily due to a decrease in income before tax. Our effective tax rate for the three and six months ended June 30, 2026 and 2025, approximated the federal statutory income tax rate of 21%.

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2025.

Consolidated Balance Sheets - Assets

($ in thousands)	June 30, 2026	December 31, 2025	% Change
Investments	$5,717,441	$5,807,662	(2)%
Cash and cash equivalents	207,277	368,989	(44)%
Reinsurance recoverable on loss reserves (1)	76,144	65,055	17%
Deferred incomes taxes, net	131,243	18,512	609%
Other assets	394,877	379,268	4%
Total Assets	$6,526,982	$6,639,486	(2)%
(1) See "Liabilities and Equity" section below for further discussion.

Investments - Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities. The average duration and investment yield of our investment portfolio as of June 30, 2026 and December 31, 2025 are shown in the table below.

Portfolio Duration and Embedded Investment Yield
	June 30, 2026	December 31, 2025
Effective duration (in years)	4.1	4.2
Pre-tax yield (1)	4.0%	4.0%
After-tax yield (1)	3.2%	3.2%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of June 30, 2026 and December 31, 2025 are shown in the table below.

Fixed Income Security Ratings
Security Ratings (1)	June 30, 2026	December 31, 2025
AAA	14%	12%
AA	35%	36%
A	33%	34%
BBB	18%	18%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Cash and Cash Equivalents - Our cash and cash equivalents balance decreased to $207.3 million as of June 30, 2026, from $369.0 million as of December 31, 2025, as cash used in financing activities was only partially offset by net cash generated from operating and investing activities.

Deferred income taxes, net - Our net deferred tax asset was $131.2 million and $18.5 million at June 30, 2026 and December 31, 2025, respectively. The change was primarily attributable to the benefit associated with transferable tax credits that were purchased and deferred during the six months ended June 30, 2026.

MGIC Investment Corporation - Q2 2026 | 50

Consolidated Balance Sheets - Liabilities and Equity

(in thousands)	June 30, 2026	December 31, 2025	% Change
Loss reserves	$492,001	$474,884	4%
Unearned premiums	84,511	93,026	(9)%
Long-term debt	646,874	646,138	0%
Federal tax credit payable	162,624	135,344	20%
Other liabilities	127,613	142,543	(10)%
Total Liabilities	$1,513,623	$1,491,935	1%
Common stock	206,603	219,367	(6)%
Paid-in capital	1,801,258	1,812,463	(1)%
Accumulated other comprehensive income (loss), net of tax	(168,823)	(134,394)	(26)%
Retained earnings	3,174,321	3,250,115	(2)%
Total Shareholders’ Equity	$5,013,359	$5,147,551	(3)%

Loss Reserves and Reinsurance Recoverable on Loss Reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Reinsurance recoverables on loss reserves were $76.1 million and $65.1 million as of June 30, 2026 and December 31, 2025, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions. The increase in loss reserves, net of reinsurance recoverable, is primarily due to loss reserves established on new notices partially offset by favorable development on previously received delinquencies. See Note 8 - “Loss Reserves,” to our consolidated financial statements for additional information on the composition of our loss reserves.

Federal Tax Credit Payable - We have purchased transferable federal tax credits from third parties. The increase to the federal tax credit payable during the six months ended June 30, 2026, is primarily due to the purchase of additional tax credits, partially offset by the payment for amounts owed for tax credits.

MGIC Investment Corporation - Q2 2026 | 51

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

Summary of Consolidated Cash Flows
	Six Months Ended June 30,
($ in thousands)	2026	2025
Total cash provided by (used in):
Operating activities	$261,866	$406,647
Investing activities	43,976	152,784
Financing activities	(466,260)	(495,163)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(160,418)	$64,268
The decrease in net cash provided by operating activities for the six months ended June 30, 2026 was primarily due to cash paid to third parties for the purchase of transferrable federal tax credits, a decrease in premiums received, and an increase in losses paid, partially offset by a decrease in underwriting expenses.

Net cash provided by investing activities for the six months ended June 30, 2026 and 2025, primarily reflects sales and maturities of fixed income securities that exceeded purchases of fixed income securities during the period.

Net cash used in financing activities for the six months ended June 30, 2026 and 2025, primarily reflects repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

In the next twelve months we will pay approximately $154.4 million for amounts owed to third parties for our purchase of transferable federal tax credits.

We also have purchase obligations totaling approximately $20.3 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $12.8 million for our purchase obligations.

Future contributions to our pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Capitalization
Debt - Holding Company
As of June 30, 2026, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the terms of our indebtedness.

Liquidity Analysis - Holding Company
As of June 30, 2026 and December 31, 2025, we had approximately $0.9 billion and $1.1 billion, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 13 - “Statutory Information” to our consolidated financial statements for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

During the six months ended June 30, 2026 we repurchased 13.8 million shares for $369.2 million. Through July 24, 2026, we repurchased an additional 1.5 million shares for $42.4 million inclusive of commissions.

MGIC Investment Corporation - Q2 2026 | 52

We paid dividends of $0.15 to shareholders in the first and second quarter of 2026. On July 23, 2026, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.17 per share to shareholders of record on August 5, 2026. See Note 12 - “Shareholders’ Equity” to our consolidated financial statements for additional information on our share repurchase programs as well as dividends paid to shareholders.

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

Significant cash and investments inflows at our holding company during the six months ended June 30, 2026:
•$400.0 million dividend received from MGIC, and
•$14.7 million of investment income.
Significant cash outflows at our holding company during the six months ended June 30, 2026:
•$377.1 million of net share repurchase transactions,
•$86.4 million paid to third parties for the purchase of tax credits,
•$66.8 million of cash dividends paid to shareholders, and
•$17.1 million of interest payments on our outstanding debt obligation.

The net unrealized losses on our holding company investment portfolio were approximately $3.2 million at June 30, 2026, and the portfolio had modified duration of approximately 0.9 years.

The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2026, MGIC can pay $89 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. MGIC paid a dividend to our holding company of $400 million in the six months ended June 30, 2026. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Debt at Subsidiaries
MGIC did not have any outstanding debt obligations at June 30, 2026. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of June 30, 2026, MGIC’s Available Assets under the PMIERs totaled approximately $5.6 billion, an excess of approximately $2.7 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	June 30, 2026	December 31, 2025
QSR Transactions	$1,515	$1,402
Home Re Transactions	621	434
Traditional XOL Transactions	1,005	966
Total capital credit for Reinsurance Transactions	$3,141	$2,802

The total calculated PMIERs credit for risk ceded under our XOL Transactions are based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (See Note 1 - “Nature of Business and Basis of Presentation” and Note 7 - “Reinsurance”.)

MGIC Investment Corporation - Q2 2026 | 53

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
($ in millions)	June 30, 2026	December 31, 2025
RIF - net (1)	$56,297	$57,598
Statutory policyholders’ surplus	785	887
Statutory contingency loss reserve	4,903	4,853
Statutory policyholders’ position	$5,688	$5,740
Risk-to-capital	9:9:1	10.0:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.4 billion at June 30, 2026 and $1.8 billion at December 31, 2025) for which loss reserves have been established.

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

Financial Strength Ratings
Financial strength ratings are published by third-party rating agencies as an independent opinion of an insurer’s financial strength and ability to meet ongoing insurance and contract obligations. The financial strength ratings for MGIC and MAC through the date of this filing are listed below:

MGIC Financial Strength Ratings
Rating Agency	Rating	Outlook
Standard and Poor’s Rating Services	A-	Positive
A.M. Best	A	Stable
Moody’s Investor Services	A2	Stable

MAC Financial Strength Ratings
Rating Agency	Rating	Outlook
Standard and Poor's Rating Services	A-	Positive
A.M. Best	A	Stable

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

MGIC Investment Corporation - Q2 2026 | 54

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

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2026, the effective duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2026 | 55

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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2026.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
April 1, 2026	April 30, 2026	2,172,779	$27.74	2,172,779	$922,337,899
May 1, 2026	May 31, 2026	2,373,536	26.16	2,373,536	860,256,082
June 1, 2026	June 30, 2026	2,077,024	26.12	2,077,024	806,009,214
		6,623,339	$26.66	6,623,339

(1)In April 2025, our Board of Directors approved a share repurchase program under which, as of June 30, 2026, we have $56.0 million in remaining authorization prior to December 31, 2027. In April 2026, our Board of Directors approved a share repurchase program, authorizing us to purchase an additional $750 million of common stock prior to December 31, 2028. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Item 5. Other Information
On May 4, 2026, Timothy J. Mattke, Chief Executive Officer, adopted a written plan for the sale of MGIC common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Mattke’s written plan provides for the sale of 619,784 shares of MGIC common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) June 4, 2027; or (2) the date on which an aggregate of 619,784 shares of MGIC common stock have been sold.

The information set forth below is included for the purpose of providing disclosure under Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On July 23, 2026, the Board of Directors approved amendments to the Amended and Restated Bylaws of the Company. Below is a brief description of the substantive amendments.
•Section 2.14 was amended to provide that, to be timely, a shareholder’s notice of nominations or a proposal of business to be conducted at an annual meeting of shareholders must be received by the Secretary of the Company not less than 90 days nor more than 120 days prior to the first annual anniversary of the immediately preceding annual meeting. Prior to the amendment, the period for such notice was not less than 80 days nor more than 105 days prior to the first annual anniversary of the immediately preceding annual meeting.
•Section 2.14 was also amended so that in the event that the date for which the annual meeting of shareholders is called is advanced by more than 30 days or delayed by more than 30 days from the first annual anniversary of the immediately preceding annual meeting, notice by the shareholder to be timely must be so delivered not earlier than the 120th day prior to the date of such annual meeting and not later than the later of (A) the 90th day prior to the date of such annual meeting and (B) the seventh day following the day on which public announcement of the date of such annual meeting is first made.

MGIC Investment Corporation - Q2 2026 | 56

•Section 2.14 was amended to require shareholders and beneficial owners to provide additional information to the Company in connection with their nominations or proposals of other business and require that such information also be provided by any other participants involved in the solicitation of proxies, in addition to shareholders and beneficial owners.
•Section 2.14 was amended to require each director nominee to provide to the Company in connection with his or her nomination, additional information about the nominee and a written representation and agreement that the nominee will not enter into an agreement or understanding that provides for a voting commitment in connection with the nominees service as a director.
These amendments are effective July 23, 2026. The foregoing description is qualified in its entirety by reference to the actual text of the amendments.

MGIC Investment Corporation - Q2 2026 | 57

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to Exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.2	Amended and Restated Bylaws †
3.3	Amendments to the Amended and Restated Bylaws †
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2026 | 58

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on July 29, 2026.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2026 | 59