Form 10-Q
period 2026-09-30
MGIC INVESTMENT CORP
filed 2026-11-04
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2026, there were 198,949,274 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q3 2026 | 2

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
Form 10-Q
For the Quarter Ended September 30, 2026

MGIC Investment Corporation - Q3 2026 | 4

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

MGIC Investment Corporation - Q3 2026 | 5

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

Primary Insurance
MGIC Investment Corporation - Q3 2026 | 6

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
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q3 2026 | 7

PART I. Financial Information
Item 1. Financial Statements

MGIC Investment Corporation and Subsidiaries
Consolidated Balance Sheets

(In thousands)	Note	September 30, 2026	December 31, 2025
		(Unaudited)
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost 2026 - $5,610,967; 2025 - $5,642,929)		$5,215,761	$5,489,945
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2026 - $306,771; 2025 - $301,072)		306,426	301,286
Equity securities, at fair value (cost 2026 - $16,399; 2025 - $16,286)		14,562	15,322
Other invested assets, at cost		1,109	1,109
Total investment portfolio		5,537,858	5,807,662
Cash and cash equivalents		215,376	368,989
Restricted cash and cash equivalents		8,414	6,525
Accrued investment income		57,748	58,009
Reinsurance recoverable on loss reserves	7	80,588	65,055
Reinsurance recoverable on paid losses	7	5,696	4,386
Premiums receivable		69,879	58,184
Home office and equipment, net		31,069	32,454
Deferred insurance policy acquisition costs		6,913	8,377
Deferred income taxes, net		139,554	18,512
Other assets		217,288	211,333
Total Assets		$6,370,383	$6,639,486

Liabilities and Shareholders’ Equity
Liabilities:
Loss reserves	8	$499,468	$474,884
Unearned premiums		81,354	93,026
Senior notes	3	647,241	646,138
Federal tax credits payable		160,142	135,344
Other liabilities		134,854	142,543
Total Liabilities		1,523,059	1,491,935
Contingencies	15
Shareholders’ equity:	11
Common stock ($1 par value, shares authorized 1,000,000; shares issued and outstanding 2026 - 201,482; 2025 - 219,367)		201,482	219,367
Paid-in capital		1,806,412	1,812,463
Accumulated other comprehensive income (loss), net of tax	9	(325,747)	(134,394)
Retained earnings		3,165,177	3,250,115
Total Shareholders’ Equity		4,847,324	5,147,551
Total Liabilities and Shareholders’ Equity		$6,370,383	$6,639,486

See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q3 2026 | 8

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2026	2025	2026	2025
Revenues:
Premiums written:
Direct		$286,607	$279,203	$852,570	$832,880
Assumed		3,059	4,122	9,507	11,377
Ceded	7	(54,364)	(48,097)	(161,870)	(136,299)
Net premiums written		235,302	235,228	700,207	707,958
Decrease in unearned premiums, net		3,157	6,522	11,672	21,833
Net premiums earned	7	238,459	241,750	711,879	729,791
Investment income, net of expenses		60,907	62,210	182,114	184,648
Net gains (losses) on investments and other financial instruments	5	(382)	162	(2,777)	(523)
Other revenue		96	383	329	1,068
Total Revenues		299,080	304,505	891,545	914,984

Losses and Expenses:
Losses incurred, net	8	23,939	10,928	68,167	17,684
Amortization of deferred insurance policy acquisition costs		1,371	1,830	3,892	5,225
Other underwriting and operating expenses, net	14	43,557	47,780	134,719	149,540
Interest expense		8,906	8,906	26,704	26,704
Total Losses and Expenses		77,773	69,444	233,482	199,153
Income before tax		221,307	235,061	658,063	715,831
Provision for income tax		46,335	43,966	135,643	146,794
Net Income		$174,972	$191,095	$522,420	$569,037

Earnings per share:
Basic	4	$0.86	$0.83	$2.49	$2.41
Diluted	4	$0.85	$0.83	$2.47	$2.39

Weighted average common shares outstanding - basic	4	204,114	229,308	210,013	236,541
Weighted average common shares outstanding - diluted	4	205,421	231,376	211,473	238,558

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2026 | 9

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2026	2025	2026	2025
Net Income		$174,972	$191,095	$522,420	$569,037
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	5	(157,073)	44,689	(191,802)	124,883
Benefit plan adjustments		149	1,059	449	4,058
Other comprehensive income (loss), net of tax		(156,924)	45,748	(191,353)	128,941
Comprehensive Income (Loss)		$18,048	$236,843	$331,067	$697,978

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2026 | 10

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2026	2025	2026	2025
Common Stock
Balance, beginning of period		$206,603	$233,138	$219,367	$248,449
Issuance of common stock, net under share-based compensation plans	12	3	11	1,071	1,056
Purchases of common stock	11	(5,124)	(6,994)	(18,956)	(23,350)
Balance, end of period		201,482	226,155	201,482	226,155

Paid-in Capital
Balance, beginning of period		1,801,258	1,801,159	1,812,463	1,808,236
Issuance of common stock, net under share-based compensation plans	12	(73)	(259)	(23,534)	(20,205)
Equity compensation	12	5,227	5,907	17,483	18,776
Balance, end of period		1,806,412	1,806,807	1,806,412	1,806,807

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period		(168,823)	(204,969)	(134,394)	(288,162)
Other comprehensive income (loss), net of tax	9	(156,924)	45,748	(191,353)	128,941
Balance, end of period		(325,747)	(159,221)	(325,747)	(159,221)

Retained Earnings
Balance, beginning of period		3,174,321	3,325,616	3,250,115	3,403,852
Purchases of common stock	11	(148,926)	(182,807)	(507,667)	(575,238)
Net income		174,972	191,095	522,420	569,037
Cash dividends	11	(35,190)	(34,946)	(99,691)	(98,693)
Balance, end of period		3,165,177	3,298,958	3,165,177	3,298,958

Total Shareholders’ Equity		$4,847,324	$5,172,699	$4,847,324	$5,172,699

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2026 | 11

MGIC Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$522,420	$569,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,824	6,128
Deferred tax expense (benefit)	3,402	17,273
Equity compensation	17,483	18,776
Net (gains) losses on investments and other financial instruments	2,777	523
Change in certain assets and liabilities:
Accrued investment income	261	4,376
Reinsurance recoverable on loss reserves	(15,533)	(10,284)
Reinsurance recoverable on paid losses	(1,310)	1,845
Premiums receivable	(11,695)	1,005
Deferred insurance policy acquisition costs	1,464	2,300
Loss reserves	24,584	(10,502)
Unearned premiums	(11,672)	(21,833)
Current income taxes	(40,589)	69,697
Other, net	(16,104)	(26,295)	(1)
Net cash provided by (used in) operating activities	478,312	622,046

Cash flows from investing activities:
Purchases of investments	(1,194,600)	(1,255,609)
Proceeds from sales of investments	79,989	59,796
Proceeds from maturity of fixed income securities	1,138,167	1,329,059
Additions to property and equipment	(768)	(424)
Net cash provided by (used in) investing activities	22,788	132,822

Cash flows from financing activities:
Repurchase of common stock	(528,752)	(599,453)
Dividends paid	(101,609)	(99,101)
Payment of withholding taxes related to share-based compensation net share settlement	(22,463)	(19,149)
Net cash provided by (used in) financing activities	(652,824)	(717,703)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(151,724)	37,165
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	375,514	234,627
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$223,790	$271,792
(1) Certain amounts have been reclassified to conform with current year presentation

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2026 | 12

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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

The substantial majority of our new insurance written (“NIW”) has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, and calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of September 30, 2026, MGIC’s Available Assets are in excess of its Minimum Required Assets; therefore MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

MGIC Investment Corporation - Q3 2026 | 13

Note 3. Debt
Debt Obligations
The aggregate carrying value of our 5.25% Senior Notes (“5.25% Notes”) and the par value as of September 30, 2026 and December 31, 2025 is presented in table 3.1 below.

Long-Term Debt Obligation, Carrying Value
Table	3.1
(In thousands)		September 30, 2026	December 31, 2025
5.25% Notes, due August 2028 (par value: $650 million)		$647,241	$646,138

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 3 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information pertaining to our debt obligation. As of September 30, 2026, we are in compliance with our debt covenants.

Interest Payments
Interest payments were $34.1 million for the nine months ended September 30, 2026 and 2025.

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

Table 4.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings Per Share
Table	4.1
		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)		2026	2025	2026	2025
Net income - basic and diluted		$174,972	$191,095	$522,420	$569,037
Basic weighted average common shares outstanding		204,114	229,308	210,013	236,541
Dilutive effect of unvested RSUs		1,307	2,068	1,460	2,017
Diluted weighted average common shares outstanding		205,421	231,376	211,473	238,558

Earnings per share:
Basic earnings per share		$0.86	$0.83	$2.49	$2.41
Diluted earnings per share		$0.85	$0.83	$2.47	$2.39

MGIC Investment Corporation - Q3 2026 | 14

Note 5. Investments
Fixed Income Securities
Our fixed income securities classified as available-for-sale at September 30, 2026 and December 31, 2025 are shown in tables 5.1a and 5.1b below.

Details of Fixed Income Securities by Category as of September 30, 2026
Table	5.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$280,118	$9	$(7,490)	$272,637
Obligations of U.S. states and political subdivisions		1,773,301	328	(206,878)	1,566,751
Corporate debt securities		2,828,635	3,531	(136,172)	2,695,994
ABS		291,095	68	(6,386)	284,777
RMBS		362,852	671	(32,883)	330,640
CMBS		229,205	—	(9,882)	219,323
CLOs		144,700	142	(65)	144,777
Foreign government debt		4,488	—	(544)	3,944
Commercial paper		3,344	—	—	3,344
Total fixed income securities		$5,917,738	$4,749	$(400,300)	$5,522,187

Details of Fixed Income Securities by Category as of December 31, 2025
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$279,359	$958	$(2,505)	$277,812
Obligations of U.S. states and political subdivisions		1,961,841	10,958	(134,035)	1,838,764
Corporate debt securities		2,712,348	36,781	(57,857)	2,691,272
ABS		225,478	2,418	(1,335)	226,561
RMBS		366,671	8,169	(16,816)	358,024
CMBS		237,974	2,484	(1,675)	238,783
CLOs		99,182	129	(24)	99,287
Foreign government debt		4,487	—	(420)	4,067
Commercial paper		56,661	—	—	56,661
Total fixed income securities		$5,944,001	$61,897	$(214,667)	$5,791,231
We had $11.7 million and $12.6 million of investments at fair value on deposit with various states as of September 30, 2026 and December 31, 2025, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $181.2 million and $185.7 million at September 30, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q3 2026 | 15

The amortized cost and fair values of fixed income securities at September 30, 2026, by contractual maturity, are shown in table 5.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities are not due at a single maturity date, they are listed in separate categories.

Fixed Income Securities Maturity Schedule
Table	5.2
		September 30, 2026
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$721,087	$717,922
Due after one year through five years		1,635,216	1,560,312
Due after five years through ten years		1,677,584	1,538,982
Due after ten years		855,999	725,454
		4,889,886	4,542,670

ABS		291,095	284,777
RMBS		362,852	330,640
CMBS		229,205	219,323
CLOs		144,700	144,777
Total		$5,917,738	$5,522,187

Equity Securities
The cost and fair value of investments in equity securities at September 30, 2026 and December 31, 2025 are shown in tables 5.3a and 5.3b below.

Details of Equity Security Investments as of September 30, 2026
Table	5.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,399	$—	$(1,837)	$14,562

Details of Equity Security Investments as of December 31, 2025
Table	5.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,286	$42	$(1,006)	$15,322

Net Gains (Losses) on Investments and Other Financial Instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 5.4 below.

Details of Net Gains (Losses) on Investments and Other Financial Instruments
Table	5.4	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2026	2025	2026	2025

Fixed income securities:
Gains on sales		$698	$427	$1,405	$1,351
Losses on sales		(321)	(36)	(2,791)	(2,585)
Equity securities gains (losses):
Changes in fair value		(751)	212	(873)	421
Change in embedded derivative on Home Re Transactions(1)		(8)	(441)	(518)	290
Net gains (losses) on investments and other financial instruments		$(382)	$162	$(2,777)	$(523)

Proceeds from sales of fixed income securities		$21,517	$21,480	$79,954	$62,497
(1) See Note 6 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

MGIC Investment Corporation - Q3 2026 | 16

Other Invested Assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized Investment Losses
Tables 5.5a and 5.5b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2026 and December 31, 2025, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 5.5a and 5.5b are estimated using the process described in Note 6 - “Fair Value Measurements” to these consolidated financial statements and in Note 2 - “Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report on Form 10-K.

Unrealized Loss Aging for Securities by Type and Length of Time as of September 30, 2026
Table	5.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$243,556	$(4,579)	$21,974	$(2,911)	$265,530	$(7,490)
Obligations of U.S. states and political subdivisions		477,301	(23,060)	953,514	(183,818)	1,430,815	(206,878)
Corporate debt securities		1,731,410	(57,656)	714,235	(78,516)	2,445,645	(136,172)
ABS		246,124	(4,862)	4,253	(1,524)	250,377	(6,386)
RMBS		163,783	(8,690)	137,427	(24,193)	301,210	(32,883)
CMBS		170,844	(8,333)	48,226	(1,549)	219,070	(9,882)
CLOs		42,251	(65)	—	—	42,251	(65)
Foreign government debt		—	—	3,944	(544)	3,944	(544)
Total		$3,075,269	$(107,245)	$1,883,573	$(293,055)	$4,958,842	$(400,300)

Unrealized Loss Aging for Securities by Type and Length of Time as of December 31, 2025
Table	5.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$15,762	$(60)	$51,113	$(2,445)	$66,875	$(2,505)
Obligations of U.S. states and political subdivisions		144,148	(6,123)	1,087,931	(127,912)	1,232,079	(134,035)
Corporate debt securities		258,349	(1,180)	887,659	(56,677)	1,146,008	(57,857)
ABS		49,774	(1,103)	22,965	(232)	72,739	(1,335)
RMBS		2,906	(8)	187,553	(16,808)	190,459	(16,816)
CMBS		15,363	(30)	82,994	(1,645)	98,357	(1,675)
CLOs		35,272	(24)	—	—	35,272	(24)
Foreign government debt		—	—	4,068	(420)	4,068	(420)
Total		$521,574	$(8,528)	$2,324,283	$(206,139)	$2,845,857	$(214,667)

There were 1,298 and 712 securities in an unrealized loss position at September 30, 2026 and December 31, 2025, respectively. Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2026 presented in table 5.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments at September 30, 2026 were primarily caused by increases in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q3 2026 | 17

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

Cash Equivalents: Include money market funds and treasury bills with valuations derived from quoted prices for identical assets in active markets that we can access. These securities are valued in level 1 of the fair value hierarchy. Other fixed income securities included in this category are valued using market data for comparable instruments and classified as level 2 in the fair value hierarchy.

MGIC Investment Corporation - Q3 2026 | 18

Assets measured at fair value, by hierarchy level, as of September 30, 2026 and December 31, 2025 are shown in tables 6.1a and 6.1b below. The fair value of the assets is estimated using the process described above, and in Note 2 - “Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report on Form 10-K.

Assets Carried at Fair Value by Hierarchy Level as of September 30, 2026
Table	6.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$272,637	$236,478	$36,159
Obligations of U.S. states and political subdivisions		1,566,751	—	1,566,751
Corporate debt securities		2,695,994	—	2,695,994
ABS		284,777	—	284,777
RMBS		330,640	—	330,640
CMBS		219,323	—	219,323
CLOs		144,777	—	144,777
Foreign government debt		3,944	—	3,944
Commercial paper		3,344	—	3,344
Total fixed income securities		5,522,187	236,478	5,285,709
Equity securities		14,562	14,562	—
Cash equivalents (1)		219,382	211,358	8,024
Total		$5,756,131	$462,398	$5,293,733

Assets Carried at Fair Value by Hierarchy Level as of December 31, 2025
Table	6.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$277,812	$241,056	$36,756
Obligations of U.S. states and political subdivisions		1,838,764	—	1,838,764
Corporate debt securities		2,691,272	—	2,691,272
ABS		226,561	—	226,561
RMBS		358,024	—	358,024
CMBS		238,783	—	238,783
CLOs		99,287	—	99,287
Foreign government debt		4,067	—	4,067
Commercial paper		56,661	—	56,661
Total fixed income securities		5,791,231	241,056	5,550,175
Equity securities		15,322	15,322	—
Cash equivalents (1)		371,219	363,423	7,796
Total		$6,177,772	$619,801	$5,557,971
(1) Includes restricted cash equivalents
Additional fair value disclosures related to our investment portfolio are included in Note 5 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At September 30, 2026 and December 31, 2025, the fair value of the embedded derivatives was a liability of $1.0 million and $0.4 million, respectively. (See Note 7 - "Reinsurance" for more information about our Home Re Transactions.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the nine months ended September 30, 2026 and 2025, purchases of real estate acquired were $4.2 million and $3.8 million, respectively. For the nine months ended September 30, 2026 and 2025, sales of real estate acquired were $4.3 million and $2.5 million, respectively.

MGIC Investment Corporation - Q3 2026 | 19

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
Table 6.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2026 and December 31, 2025.

Financial Assets and Liabilities Not Measured at Fair Value
Table	6.2
		September 30, 2026		December 31, 2025
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$1,109	$1,109

Financial liabilities
5.25% Senior Notes		647,241	644,833	646,138	650,442

Note 7. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) Transactions and excess-of-loss (“XOL”) Transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 7.1 below.

Reinsurance
Table	7.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2026	2025	2026	2025
Premiums earned:
Direct		$289,752	$285,708	$864,199	$854,652
Assumed		3,071	4,139	9,550	11,438
Ceded:
Ceded - quota share reinsurance (1)		(38,793)	(31,974)	(112,152)	(90,018)
Ceded - excess-of-loss reinsurance		(15,571)	(16,123)	(49,718)	(46,281)
Total ceded		(54,364)	(48,097)	(161,870)	(136,299)
Net premiums earned		$238,459	$241,750	$711,879	$729,791

Losses incurred:
Direct		$34,074	$17,067	$98,798	$34,230
Assumed		5	(3)	(68)	(21)
Ceded - quota share reinsurance		(10,140)	(6,136)	(30,563)	(16,525)
Losses incurred, net		$23,939	$10,928	$68,167	$17,684

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$35,983	$32,622	$100,167	$93,616
Ceding commission on quota share reinsurance		14,955	12,919	42,464	36,727
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

MGIC Investment Corporation - Q3 2026 | 20

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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $80.6 million as of September 30, 2026 and $65.1 million as of December 31, 2025. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

Table 7.2 below provides additional detail regarding our QSR Transactions in effect as of September 30, 2026.

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

Quota Share Reinsurance
Table 7.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	December 31, 2027	January 1, 2028	12.3% or 10%
2021 QSR and 2022 QSR	2021	December 31, 2027	January 1, 2028	9.4% or 7%
2021 QSR and 2022 QSR	2022	June 30, 2028	July 1, 2028	11.5% or 9.2%
2022 QSR and 2023 QSR	2022	June 30, 2028	July 1, 2028	12.1% or 9.7%
2022 QSR and 2023 QSR	2023	December 31, 2026	January 1, 2027	12.5% or 10%
2023 QSR	2023	December 31, 2026	January 1, 2027	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
2025 QSR	2025	December 31, 2027	December 31, 2027	30% or 20%
2026 QSR	2026	December 31, 2028	December 31, 2028	30% or 20%
(1)We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2)We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.

MGIC Investment Corporation - Q3 2026 | 21

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

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at September 30, 2026 and December 31, 2025, were not material to our consolidated balance sheet and the change in fair value during the three and nine months ended September 30, 2026 and September 30, 2025 were not material to our consolidated statements of operations. (See Note 5 - “Investments” and Note 6 - “Fair Value Measurements”.)

Payment of principal on the related ILNs will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related ILNs transaction agreement. As of September 30, 2026, there were no "Trigger Events".

The following table provides a summary of our XOL Transactions that were in effect as of September 30, 2026.

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

MGIC Investment Corporation - Q3 2026 | 22

January 1, 2026 through December 31, 2026. The 2026 Traditional XOL Transaction provides up to $184 million of reinsurance coverage on eligible NIW in 2026.

Table 7.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	September 30, 2026	December 31, 2025
2025 Traditional XOL	$95,966	$95,765	$95,966
2024 Traditional XOL	125,016	121,628	124,458
2023 Traditional XOL	70,578	54,281	69,060
2022 Traditional XOL	82,523	73,704	78,023
2021 Traditional XOL	142,291	142,103	142,291
2020 Traditional XOL	68,343	67,991	68,288
Home Re 2026-1, Ltd.	231,769	231,272	N/A
Home Re 2023-1, Ltd.	272,961	256,809	266,371
Home Re 2022-1, Ltd.	325,589	314,205	318,906

Table 7.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 9/30/2026 (2)	September 30, 2026	December 31, 2025
2025 Traditional XOL	$151,851	N/A	N/A	$151,851	$151,851
2024 Traditional XOL	187,220	N/A	N/A	154,525	187,220
2023 Traditional XOL	96,942	N/A	N/A	49,376	64,217
2022 Traditional XOL	142,642	N/A	N/A	88,437	100,274
2021 Traditional XOL	250,000	N/A	N/A	250,000	250,000
2020 Traditional XOL	250,592	N/A	N/A	250,592	250,592
Home Re 2026-1, Ltd.	323,504	100%	100%	286,474	N/A
Home Re 2023-1, Ltd.	330,277	97%	94%	181,158	231,708
Home Re 2022-1, Ltd.	473,575	100%	100%	145,077	207,641
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.

In the third quarter of 2026 we exercised our option to terminate the reinsurance agreement with Home Re 2021-2, Ltd., as such, the insurance-linked notes were redeemed in full.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of September 30, 2026, and December 31, 2025, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that may be ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid.

MGIC Investment Corporation - Q3 2026 | 23

Table 7.5 presents the total assets of the Home Re Entities as of September 30, 2026 and December 31, 2025.

Home Re total assets
Table	7.5
(In thousands)		Total VIE Assets
Home Re Entity		September 30, 2026	December 31, 2025

Home Re 2026-1 Ltd.		$290,113	N/A
Home Re 2023-1 Ltd.		185,649	237,900
Home Re 2022-1 Ltd.		152,196	214,788

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
•We executed a 40% QSR Transaction with a group of unaffiliated reinsurers covering eligible 2027 NIW.
•We agreed to terms for a 40% QSR transaction covering eligible 2028 NIW and a 20% QSR transaction covering eligible 2029 NIW with unaffiliated reinsurers.
•We agreed to amended terms with certain participants in our 2022 QSR and 2023 QSR Transaction, covering policy year 2023, reducing the quota share cede rate to 13.98%. Under the amended terms, we will generally receive an annual profit commission provided the annual loss ratio on loans covered under the transaction remain below 67.5%. The amended terms are effective December 31, 2026.
•We agreed to amended terms with participants in our 2023 QSR Transaction that are effective December 31, 2026. Under the amended terms we will generally receive an annual profit commission provided the annual loss ratio on loans covered under the transaction remain below 67.5%.

Traditional XOL Transactions
•We executed a traditional XOL reinsurance transaction which provides up to $168 million of reinsurance coverage on eligible 2027 NIW.

MGIC Investment Corporation - Q3 2026 | 24

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2026, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $21 million.

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

MGIC Investment Corporation - Q3 2026 | 25

Table 8.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2026 and 2025.

Development of Reserves for Losses and Loss Adjustment Expenses
Table	8.1
		Nine Months Ended September 30,
(In thousands)		2026	2025
Reserve at beginning of period		$474,884	$462,662
Less reinsurance recoverable		65,055	47,281
Net reserve at beginning of period		409,829	415,381

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		164,159	154,162
Prior years (1)		(95,992)	(136,478)
Total losses incurred		68,167	17,684

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		699	154
Prior years		58,417	38,316
Total losses paid		59,116	38,470
Net reserve at end of period		418,880	394,595
Plus reinsurance recoverable		80,588	57,565
Reserve at end of period		$499,468	$452,160
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The increase in the current year losses incurred in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily due to an increase in new delinquencies reported and an increase in estimated severity on current year delinquencies.

The favorable loss development on previously received delinquencies for the nine months ended September 30, 2026 and September 30, 2025 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the nine months ended September 30, 2026 and 2025 is shown in table 8.2 below.

Reserve Development on Previously Received Delinquencies
Table	8.2
		Nine Months Ended September 30,
(In thousands)		2026	2025
Increase (decrease) in estimated claim rate on primary defaults		$(84,862)	$(126,145)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(11,130)	(10,333)
Total prior year loss development (1)		$(95,992)	$(136,478)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium Refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and was $11.2 million and $11.4 million at September 30, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q3 2026 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 are included in table 9.1 below.

Components of Other Comprehensive Income (Loss)
Table	9.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2026	2025	2026	2025
Net unrealized investment (losses) gains arising during the period		$(198,827)	$56,568	$(242,787)	$158,079
Total income tax benefit (expense)		41,754	(11,879)	50,985	(33,196)
Net of tax		(157,073)	44,689	(191,802)	124,883

Net changes in benefit plan assets and obligations		189	1,341	569	5,137
Total income tax benefit (expense)		(40)	(282)	(120)	(1,079)
Net of tax		149	1,059	449	4,058

Total other comprehensive income (loss)		$(198,638)	57,909	(242,218)	163,216
Total income tax benefit (expense)		41,714	(12,161)	50,865	(34,275)
Total other comprehensive income (loss), net of tax		$(156,924)	$45,748	$(191,353)	$128,941

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2026	2025	2026	2025
Reclassification adjustment for net realized (losses) gains (1)		$(435)	$347	$(3,280)	$(10,066)
Income tax benefit (expense)		91	(73)	689	2,114
Net of tax		(344)	274	(2,591)	(7,952)

Reclassification adjustment related to benefit plan assets and obligations (2)		(189)	(1,341)	(569)	(5,137)
Income tax benefit (expense)		40	282	120	1,079
Net of tax		(149)	(1,059)	(449)	(4,058)

Total reclassifications		(624)	(994)	(3,849)	(15,203)
Income tax benefit (expense)		131	209	809	3,193
Total reclassifications, net of tax		$(493)	$(785)	$(3,040)	$(12,010)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the nine months ended September 30, 2026, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Nine Months Ended September 30, 2026
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2025, net of tax		$(120,686)	$(13,708)	$(134,394)
Other comprehensive income (loss) before reclassifications		(194,393)	—	(194,393)
Less: Amounts reclassified from AOCI		(2,591)	(449)	(3,040)
Balance, September 30, 2026, net of tax		$(312,488)	$(13,259)	$(325,747)

MGIC Investment Corporation - Q3 2026 | 27

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
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2026 and 2025.

Components of Net Periodic Benefit Cost
Table	10.1
		Three Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2026	2025	2026	2025
Company service cost (1)		$500	$—	$209	$234
Interest cost		3,014	3,299	283	311
Expected return on plan assets		(3,078)	(3,443)	(3,394)	(2,911)
Amortization of:
Net actuarial losses (gains)		947	547	(961)	(692)
Prior service cost (credit)		85	86	116	118
Cost of settlements and curtailments		—	1,284	—	—
Net periodic benefit cost (benefit)		$1,468	$1,773	$(3,747)	$(2,940)

Components of net periodic benefit cost
Table	10.2
		Nine Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2026	2025	2026	2025
Company service cost (1)		$1,500	$—	$627	$703
Interest cost		9,040	9,895	849	933
Expected return on plan assets		(9,235)	(10,327)	(10,183)	(8,733)
Amortization of:
Net actuarial losses (gains)		2,842	1,639	(2,884)	(2,077)
Prior service cost (credit)		258	259	352	353
Cost of settlements and curtailments		—	4,964	—	—
Net periodic benefit cost (benefit)		$4,405	$6,430	$(11,239)	$(8,821)
(1)Effective January 1, 2026, company service cost includes expected administrative expenses of the defined benefit pension plan.

MGIC Investment Corporation - Q3 2026 | 28

Note 11. Shareholders’ Equity
Share Repurchase Programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the nine months ended September 30, 2026, we repurchased 19.0 million shares for $521.7 million, inclusive of commissions. In 2025, we repurchased approximately 30.1 million shares of our common stock for $782.0 million, inclusive of commissions. As of September 30, 2026, we had remaining authorization to repurchase $653.5 million of our common stock under our existing share repurchase programs through December 31, 2028. In October 2026, we repurchased an additional 2.5 million shares for $70.2 million, inclusive of commissions.

Cash Dividends
In the first and second quarters of 2026, we paid quarterly cash dividends of $0.15 per share. In the third quarter of 2026, we paid a quarterly cash dividend of $0.17 per share. On October 29, 2026, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.17 per share payable on November 23, 2026, to shareholders of record on November 12, 2026.

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
			Nine months ended September 30,
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

MGIC Investment Corporation - Q3 2026 | 29

Note 13. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders’ position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at September 30, 2026.

Dividend Restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we notify the OCI to ensure it does not object. In the nine months ended September 30, 2026, MGIC paid a dividend of $400 million to the holding company. In November 2026, MGIC paid an additional $350 million dividend to the holding company.

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

Financial Information of our Insurance Subsidiaries (including MGIC)
Table 13.1
	Nine Months Ended September 30,
(In thousands)	2026	2025
Statutory net income	$457,488	$511,787

	As of,
(In thousands)	September 30, 2026	December 31, 2025
Statutory policyholders' surplus	$941,230	$894,278
Contingency loss reserves	4,984,999	4,914,234

MGIC Investment Corporation - Q3 2026 | 30

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

The table below presents a disaggregation of significant segment expenses as monitored by our CODM:

Significant Segment Expenses
Table	14.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2026	2025	2026	2025
Other underwriting and operating expenses net:
Employee costs		$35,395	$36,408	$106,603	$109,719
Outside services (1)		7,721	8,784	22,145	25,308
Premium taxes (2)		5,523	5,318	16,449	15,965
Depreciation expense		646	668	2,052	2,552
All other underwriting and operating (3)		(5,728)	(3,398)	(12,530)	(4,004)
Total other underwriting and operating expenses net		$43,557	$47,780	$134,719	$149,540
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

MGIC Investment Corporation - Q3 2026 | 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter of 2026. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” above, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2026 | 32

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

As of September 30, 2026, we had $307.3 billion of primary insurance in force and $82.5 billion of primary risk in force.

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

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are generally based on an insurer's book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements and subject to a floor amount). Based on our application of the PMIERs as of September 30, 2026, MGIC’s Available Assets totaled $5.8 billion, or $2.8 billion in excess of its Minimum Required Assets.

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
•Changes to the amount of credit we receive for risk ceded under our QSR and XOL Transactions. Our reinsurance transactions enable us to earn higher returns on our Minimum Required Assets than we would without them because they generally reduce the Minimum Required Assets we must hold under PMIERs. For additional information see our risk factors titled "Our underwriting practices and the mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring" and "Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.
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

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.

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

MGIC Investment Corporation - Q3 2026 | 33

decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a MPP. MGIC’s “policyholder position” includes its net worth or surplus and its contingency reserve.

As of September 30, 2026, MGIC’s risk-to-capital ratio was 9.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, for additional information about matters that could negatively impact our compliance with State Capital Requirements refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.
Regulatory and Legislative Developments
Executive Order on Decreasing Housing Costs for the American People
In October 2026, the President signed an Executive Order under which the FHFA Director shall, if he determines that doing so is in the best interests of the GSEs, FHFA, and the American public, direct the GSEs to establish a pilot program, applicable only to mortgages made after the establishment of the pilot program, that periodically reviews single-family mortgage loans that the GSEs own, guarantee, or securitize, using automated valuation models and other available data to assess current market value, and to identify borrowers who appear to satisfy equity and other requirements for cancellation of mortgage insurance. While the Executive Order establishes a policy directive, the specific requirements, operational procedures, timing and scope of any resulting FHFA or GSE programs remain uncertain. To the extent any such programs increase the frequency or accelerate the timing of mortgage insurance cancellations, our IIF, premiums earned, annual persistency and financial results could be adversely affected. For more information see our risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.” in Item published in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.

Credit Score Modernization
In recent years, the FHFA and the GSEs have undertaken initiatives to modernize the credit scoring framework used in mortgage underwriting and securitization. In June 2025, the FHFA directed the GSEs to adopt updated credit scoring models, including VantageScore 4.0 and FICO Score 10T, as part of a broader credit score modernization initiative. In April 2026, the GSEs began a phased implementation, initially permitting limited use of VantageScore 4.0 by certain approved lenders. In September 2026, the GSEs expanded VantageScore 4.0 availability to all approved lenders and moved to one loan-level pricing adjustment grid across VantageScore 4.0 and Classic FICO. FICO Score 10T is expected to be implemented at a later date. These changes may affect borrower eligibility, the mix of insured business, our premium rates on new business, and the extent of any impact will depend on the level and pace of lender adoption and broader economic conditions.

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

Key Factors Affecting Our Results
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions, such as interest rates, home prices, housing demand, level of employment, inflation, pandemics, restrictions on and costs of mortgage credit, and other factors. For additional information on how our business may be impacted by such circumstances refer to our Risk Factors published in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.

MGIC Investment Corporation - Q3 2026 | 34

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

MGIC Investment Corporation - Q3 2026 | 35

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

MGIC Investment Corporation - Q3 2026 | 36

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

For additional information about our IT systems and cybersecurity, see our risk factor titled “Failed, disrupted, or inadequate information technology systems may materially impact our operations and adversely affect our financial results" and "We could be materially adversely affected by a cyber security breach or failure of information security controls" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.

MGIC Investment Corporation - Q3 2026 | 37

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

MGIC Investment Corporation - Q3 2026 | 38

Non-GAAP Reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended September 30,
	2026			2025
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$221,307	46,335	$174,972	$235,061	43,966	$191,095
Adjustments:
Net realized investment (gains) losses	(377)	(79)	(298)	(391)	(82)	(309)
Adjusted pre-tax operating income / Adjusted net operating income	$220,930	$46,256	$174,674	$234,670	$43,884	$190,786

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average shares - diluted			205,421			231,376

Net income per diluted share			$0.85			$0.83
Net realized investment (gains) losses			0.00			0.00
Adjusted net operating income per diluted share			$0.85			$0.83

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Nine Months Ended September 30,
	2026			2025
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$658,063	$135,643	$522,420	$715,831	$146,794	$569,037
Adjustments:
Net realized investment (gains) losses	1,386	291	1,095	1,234	259	975
Adjusted pre-tax operating income / Adjusted net operating income	$659,449	$135,934	$523,515	$717,065	$147,053	$570,012

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average shares - diluted			211,473			238,558

Net income per diluted share			$2.47			$2.39
Net realized investment (gains) losses			0.01			0.00
Adjusted net operating income per diluted share			$2.48			$2.39

MGIC Investment Corporation - Q3 2026 | 39

Mortgage Insurance Portfolio
New Insurance Written
NIW for the third quarter of 2026 was $17.1 billion (Q3 2025: $16.5 billion) and $49.3 billion for the nine months ended September 30, 2026 (YTD September 30, 2025: $43.1 billion). The increase for the nine months ended September 30, 2026 reflects a larger expected purchase origination market. We expect a modest increase in our full-year 2026 NIW compared with 2025.

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

The following tables provide information about loan risk characteristics associated with our NIW for the periods indicated.

Primary NIW by Credit Score(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2026	2025	2026	2025
760 and greater	54.1%	52.8%	52.3%	51.9%
740 - 759	15.9%	17.5%	16.9%	17.5%
720 - 739	12.5%	12.7%	12.8%	13.0%
700 - 719	7.9%	8.0%	8.3%	8.8%
680 - 699	4.8%	4.6%	4.9%	4.9%
660 - 679	2.8%	3.1%	2.9%	2.8%
640 - 659	1.3%	0.8%	1.3%	0.7%
639 and less	0.7%	0.5%	0.6%	0.4%
Total	100%	100%	100%	100%
(1)Beginning in the second quarter of 2026, the table above includes loans submitted with VantageScore 4.0 credit scores.

Primary NIW by Loan-to-Value
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2026	2025	2026	2025
95.01% and above	15.0%	17.0%	14.7%	14.6%
90.01% to 95.00%	47.4%	46.2%	46.3%	46.1%
85.01% to 90.00%	27.8%	27.1%	28.6%	28.9%
80.01% to 85.00%	9.8%	9.7%	10.4%	10.4%
Total	100%	100%	100%	100%

Primary NIW by Debt-to-Income Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2026	2025	2026	2025
45.01% and above	28.5%	26.5%	26.4%	27.5%
38.01% to 45.00%	29.1%	30.9%	29.1%	30.8%
38.00% and below	42.4%	42.6%	44.5%	41.7%
Total	100%	100%	100%	100%

Primary NIW by Policy Payment Type
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2026	2025	2026	2025
Monthly premiums	96.7%	97.6%	96.6%	97.6%
Single premiums	3.3%	2.4%	3.4%	2.4%
Total	100%	100%	100%	100%

MGIC Investment Corporation - Q3 2026 | 40

Primary NIW by Type of Mortgage
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2026	2025	2026	2025
Purchases	95.0%	93.8%	88.7%	94.1%
Refinances	5.0%	6.2%	11.3%	5.9%
Total	100%	100%	100%	100%

The following table provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, borrowers having credit scores below 680, and borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by Number of Risk Characteristics
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2026	2025	2026	2025
One	38.4%	37.5%	36.4%	36.6%
Two or more	5.0%	5.2%	4.7%	4.7%

Insurance in Force and Risk in Force
The amount of our IIF and RIF is impacted by the amount of NIW, cancellations, and principal payments received on our primary IIF during the period. For additional information on factors that impact our IIF and RIF see “Overview - Key Factors Affecting Our Results.” The following table presents a summary of the change in our IIF and RIF for the periods indicated.

Primary IIF and RIF
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2026	2025	2026	2025
NIW	$17.1	$16.5	$49.3	$43.1
Cancellations, principal payments, and other reductions	(14.6)	(12.7)	(45.1)	(37.7)
Increase (decrease) in primary IIF	$2.5	$3.8	$4.2	$5.4

Direct primary IIF as of September 30,			$307.3	$300.8
Direct primary RIF as of September 30,			$82.5	$80.6

The composition of our primary RIF and IIF by policy year is shown below for the periods indicated.

Primary IIF and RIF by Policy Year
	As of September 30,
($ in millions)	2026		2025
Policy year	Insurance in force	Risk in Force	Insurance in Force	Risk in Force
2004 and prior	$912	$260	$1,051	$298
2005 - 2008	6,990	1,875	7,999	2,138
2009 - 2019	16,387	4,338	22,448	5,942
2020	21,962	6,157	31,507	8,674
2021	47,889	13,497	59,410	16,532
2022	45,951	12,551	53,645	14,453
2023	28,156	7,376	35,160	9,147
2024	41,211	10,802	49,458	12,898
2025	51,901	13,583	40,160	10,505
2026	45,982	12,075	—	—
Total	$307,341	$82,514	$300,838	$80,587

MGIC Investment Corporation - Q3 2026 | 41

The following table sets forth portfolio statistics associated with our primary IIF and RIF as of September 30, 2026.

Portfolio Statistics by Policy Year
	Weighted Avg. Interest Rate	Delinquency Rate %	Cede Rate % (1)	% of Original Remaining IIF
Policy Year
2004 and prior	7.3%	11.9%	—%	N/M
2005-2008	7.0%	9.0%	—%	2.9%
2009-2019	4.4%	4.4%	—%	4.2%
2020	3.2%	2.1%	5.1%	19.2%
2021	3.1%	2.5%	27.4%	40.6%
2022	4.9%	2.8%	29.4%	61.9%
2023	6.5%	2.6%	27.0%	61.2%
2024	6.6%	2.1%	30.7%	73.3%
2025	6.5%	1.0%	39.4%	85.7%
2026	6.3%	0.2%	39.5%	96.9%
(1)Cede Rate % is calculated as the risk in force ceded to our QSR Transactions divided by the total direct primary risk in force.

Annual Persistency
Our Annual Persistency was 82.5% at September 30, 2026 compared with 85.0% at September 30, 2025. Since 2018, our Annual Persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

CRT Programs
In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $506 million and $482 million as of September 30, 2026 and December 31, 2025, respectively.

MGIC Investment Corporation - Q3 2026 | 42

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2026 and 2025.

Summary Results of Operations

Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data and effective tax rate)	2026	2025	Change	2026	2025	Change
Revenues
Net premiums earned	$238,459	$241,750	(1)%	$711,879	729,791	(2)%
Net investment income	60,907	62,210	(2)%	182,114	184,648	(1)%
Net gains (losses) on investments and other financial instruments	(382)	162	N/M	(2,777)	(523)	N/M
Other revenue	96	383	N/M	329	1,068	N/M
Total revenues	299,080	304,505	(2)%	891,545	914,984	(3)%
Losses and expenses
Losses incurred, net	23,939	10,928	119%	68,167	17,684	285%
Underwriting and other expenses, net	44,928	49,610	(9)%	138,611	154,765	(10)%
Interest expense	8,906	8,906	0%	26,704	26,704	0%
Total losses and expenses	77,773	69,444	12%	233,482	199,153	17%
Income before tax	221,307	235,061	(6)%	658,063	715,831	(8)%
Provision for income taxes	46,335	43,966	5%	135,643	146,794	(8)%
Net income	$174,972	$191,095	(8)%	$522,420	$569,037	(8)%
Net income per diluted share	$0.85	$0.83	2%	$2.47	$2.39	3%
Effective tax rate	20.9%	18.7%	220	bps	20.6%	20.5%	10	bps

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$220,930	$234,670	(6)%	$659,449	$717,065	(8)%
Adjusted net operating income	174,674	190,786	(8)%	523,515	570,012	(8)%
Adjusted net operating income per diluted share	$0.85	$0.83	2%	$2.48	$2.39	4%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

The decrease in net income and adjusted net operating income for the three and nine months ended September 30, 2026, is primarily due to an increase in losses incurred, net and a decrease in net premiums earned, partially offset by a decrease in underwriting and other expenses, net. Diluted income per share and adjusted operating income per diluted share increased primarily due to decreases in the number of diluted weighted shares outstanding partially offset by decreases in net income.

MGIC Investment Corporation - Q3 2026 | 43

Revenues
Net Premiums Earned
The decrease in net premiums earned for the three and nine months ended September 30, 2026, was primarily driven by an increase in ceded premiums earned.

Premium Yield
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three and nine months ended September 30, 2026 and September 30, 2025.

Premium Yield

	Three Months Ended September 30,		Nine Months Ended September 30,
(in basis points)	2026	2025	2026	2025
In force portfolio yield (1)	37.9	38.3	37.8	38.1
Premium refunds	(0.2)	(0.3)	(0.2)	(0.1)
Accelerated earnings on single premium policies	0.2	0.2	0.2	0.2
Total direct premium yield	37.9	38.2	37.8	38.2
Ceded premiums earned, net of profit commission and other premiums (2)	(6.7)	(5.9)	(6.7)	(5.6)
Net premium yield	31.2	32.3	31.1	32.6
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Other premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps and 0.5 bps for the nine months ended September 30, 2026 and September 30, 2025, respectively.

With elevated Annual Persistency and continued high credit quality for NIW expected in 2026, we expect our in force portfolio premium yield to remain relatively flat during 2026; however, due to impacts from accelerated earnings on single premium policies and reinsurance, among other things, our net premium yield may fluctuate from one period to the next.

For further information on factors that influence the amount of net premiums written and earned during a given period see “Overview - Key Factors Affecting Our Results.”

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

MGIC Investment Corporation - Q3 2026 | 44

The following table provides information related to our QSR Transactions for the presented periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025

Ceded premiums written and earned, net of profit commission	$38,793	$31,974	$112,152	$90,018
% of direct premiums written	14%	11%	13%	11%
% of direct premiums earned	13%	11%	13%	11%
Profit commission	$35,983	$32,622	$100,167	$93,616
Ceding commissions	$14,955	$12,919	$42,464	$36,727
Ceded losses incurred	$10,140	$6,136	$30,563	$16,525

	As of September 30,
Ceded RIF ($ in millions)	2026	2025
2021 QSR	3,221	3,951
2022 QSR	3,240	3,902
2023 QSR	1,560	1,924
2024 QSR	2,765	3,302
2025 QSR	4,579	3,711
2026 QSR	4,230	N/A
Credit Union QSR	3,548	3,117
Total ceded RIF	$23,143	$19,907

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NIW subject to QSR Transactions	88.4%	88.2%	87.5%	87.7%
New Risk Written subject to QSR Transactions	93.6%	93.4%	93.2%	93.3%
IIF subject to QSR Transactions			77.6%	72.6%
RIF subject to QSR Transactions			81.0%	75.8%

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

The calculated credit for XOL Transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is haircut for the uncollateralized portion of the reinsured risk and is generally not given for the reinsured risk above the PMIERs requirement. The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions as of September 30, 2026, are presented in the table below. The table below excludes the 2026 Traditional XOL which is still within its contractual fill-up period covering policies in force from January 1, 2026

MGIC Investment Corporation - Q3 2026 | 45

through December 31, 2026.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2025 Traditional XOL	2.53%	6.53%	2.79%	7.21%	$146,038
2024 Traditional XOL	2.67%	6.67%	3.36%	7.63%	148,570
2023 Traditional XOL	2.91%	6.91%	4.21%	7.33%	47,459
2022 Traditional XOL	2.60%	7.10%	3.41%	7.50%	85,067
2021 Traditional XOL	1.25%	3.48%	1.49%	4.12%	240,346
2020 Traditional XOL	0.75%	3.50%	1.22%	5.72%	240,883
Home Re 2026-1	2.40%	5.75%	2.80%	6.27%	272,150
Home Re 2023-1	3.00%	6.75%	4.15%	7.25%	168,392
Home Re 2022-1	2.75%	6.75%	5.13%	7.50%	111,371
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

In the third quarter of 2026, we exercised our optional call feature to terminate the reinsurance agreement with Home Re 2021-2, Ltd., as such, the insurance-linked notes were redeemed in full.

Ceded premiums on our XOL Transactions were $15.6 million and $49.7 million for the three and nine months ended September 30, 2026, and $16.2 million and $46.3 million for the three and nine months ended September 30, 2025.

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

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “The effects of pandemics, severe weather events, or other disasters may adversely impact our results of operations and financial condition". in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. If we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of September 30, 2026 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan. See our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.

MGIC Investment Corporation - Q3 2026 | 46

The following table details the financial impact of the significant components of losses incurred for the periods indicated.

Composition of Losses Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Current year / New notices	$46,399	$43,069	$164,159	$154,162
Prior year reserve development	(22,460)	(32,141)	(95,992)	(136,478)
Losses incurred, net	$23,939	$10,928	$68,167	$17,684
Loss Ratio	10.0%	4.5%	9.6%	2.4%
The increase in current year losses incurred for the three and nine months ended September 30, 2026 compared with the same periods in the prior year is primarily due to an increase in new delinquencies reported and an increase in estimated severity on current year delinquencies.

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

Delinquency Inventory
A rollforward of our primary delinquency inventory for the three and nine months ended September 30, 2026 and 2025 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency Inventory Rollforward
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Delinquency inventory at beginning of period	26,152	24,444	27,072	26,791
New notices	14,412	13,582	40,636	38,517
Cures	(12,236)	(11,814)	(38,443)	(38,383)
Paid claims	(493)	(359)	(1,405)	(1,012)
Rescissions and denials	(21)	(18)	(46)	(78)
Other items removed from inventory	—	(88)	—	(88)
Delinquency inventory at end of period	27,814	25,747	27,814	25,747

MGIC Investment Corporation - Q3 2026 | 47

New Notice Activity
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New Notices and Delinquency Inventory During the Period
September 30, 2026
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Nine Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	535	1,727	1,381	13
2005-2008	1,850	5,589	4,322	13
2009-2019	2,097	6,299	4,219	7
2020	1,266	3,612	2,166	6
2021	2,570	7,281	4,665	6
2022	2,186	6,153	4,286	7
2023	1,148	3,242	2,374	7
2024	1,449	3,848	2,635	6
2025	1,010	2,499	1,513	4
2026	301	386	253	3
Total	14,412	40,636	27,814	8
Claim rate on new notices (1)	7.5%

September 30, 2025
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Nine Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	656	2,011	1,560	15
2005-2008	2,156	6,248	4,967	15
2009-2019	2,486	7,511	5,071	7
2020	1,303	3,672	2,171	6
2021	2,586	7,341	4,563	6
2022	2,149	6,020	3,965	6
2023	1,047	2,932	1,856	6
2024	995	2,488	1,406	4
2025	204	294	188	3
Total	13,582	38,517	25,747	8
Claim rate on new notices (1)	7.5%

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

The majority of loans insured prior to 2014 (which represent 21% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim.

MGIC Investment Corporation - Q3 2026 | 48

Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims Severity Trend
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2026	$66,880	$50,555	75.6%	24
Q2 2026	67,477	54,659	81.0%	25
Q1 2026	56,479	42,655	75.5%	27
Q4 2025	59,228	46,061	77.8%	29
Q3 2025	55,846	39,689	71.1%	30
Q2 2025	50,411	36,536	72.5%	30
Q1 2025	55,297	38,826	70.2%	34

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Delinquency Inventory - Consecutive Months Delinquent
	September 30, 2026	December 31, 2025	September 30, 2025
3 months or less	10,495	10,389	9,817
4-11 months	9,906	9,559	8,858
12 months or more	7,413	7,124	7,072
Total	27,814	27,072	25,747
3 months or less	38%	38%	38%
4-11 months	35%	35%	34%
12 months or more	27%	27%	28%
Total	100%	100%	100%

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

Delinquency Inventory - Number of Payments Delinquent
	September 30, 2026	December 31, 2025	September 30, 2025
3 payments or less	14,073	14,121	13,406
4-11 payments	9,207	8,747	8,122
12 payments or more	4,534	4,204	4,219
Total	27,814	27,072	25,747

3 payments or less	51%	52%	52%
4-11 payments	33%	32%	32%
12 payments or more	16%	16%	16%
Total	100%	100%	100%

MGIC Investment Corporation - Q3 2026 | 49

Net Losses and LAE paid
The following table presents our net losses and LAE paid for the periods presented.

Net Losses and LAE Paid
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Direct primary (excluding settlements)	$25	$14	$69	$39
NPL settlements	—	1	—	1
Reinsurance	(6)	(2)	(15)	(6)
LAE and other	2	1	5	4
Net losses and LAE paid	$21	$14	$59	$38

The increase in net losses and LAE paid during the three and nine months ended September 30, 2026 when compared with the same periods in the prior year was primarily driven by an increase in our claims received along with an increase in the average claim paid. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid. Home price appreciation and pre-claim third-party sales have mitigated net losses and LAE in recent years; however, the positive impact of both factors has moderated relative to prior years. We expect net losses and LAE paid to increase; however, the magnitude and timing of their increase is uncertain.

Loss reserves
The loss reserves appear in the table below for the periods indicated.

Loss Reserves
	September 30, 2026	December 31, 2025	September 30, 2025
Primary (in millions):
Direct case loss reserves	$435	$412	$392
Direct IBNR and LAE reserves	62	60	58
Total primary direct loss reserves	$497	$472	$450

Ending delinquent inventory (count based)	27,814	27,072	25,747
Percentage of loans delinquent (delinquency rate)	2.52%	2.43%	2.32%
Average total primary loss reserves per delinquency	$17,886	$17,449	$17,462
Primary claims received inventory included in ending delinquent inventory (count based)	342	398	333

The primary delinquency inventory for the top 10 jurisdictions (based on September 30, 2026 delinquency inventory) as of September 30, 2026, December 31, 2025 and September 30, 2025 appears in the following table.

Delinquency Inventory by Jurisdiction
	September 30, 2026	December 31, 2025	September 30, 2025
Florida *	2,474	2,291	2,177
Texas	2,199	2,245	2,116
Illinois *	1,794	1,769	1,680
California	1,665	1,623	1,523
Pennsylvania *	1,599	1,522	1,435
Michigan	1,450	1,301	1,218
New York *	1,262	1,204	1,225
Ohio *	1,262	1,276	1,231
Georgia	1,062	1,040	966
North Carolina	828	766	742
All other jurisdictions	12,219	12,035	11,434
Total	27,814	27,072	25,747
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q3 2026 | 50

The primary average RIF on delinquent loans at September 30, 2026, December 31, 2025 and September 30, 2025 for the top 5 jurisdictions (based on the September 30, 2026 delinquency inventory) appears in the following table.

Primary Average RIF - Delinquent Loans
	September 30, 2026	December 31, 2025	September 30, 2025
Florida	$78,579	$73,620	$72,048
Texas	73,110	68,787	67,269
Illinois	49,128	48,443	48,003
California	117,750	114,904	115,200
Pennsylvania	48,989	48,413	46,655
All other jurisdictions	61,499	59,991	59,051
All jurisdictions	$65,787	$63,760	$62,735
The primary average RIF on all loans was $74,906, $72,995, and $72,480 at September 30, 2026, December 31, 2025, and September 30, 2025, respectively.

The primary delinquency inventory by policy year at September 30, 2026, December 31, 2025 and September 30, 2025 appears in the following table.

Delinquency Inventory by Policy Year
	September 30, 2026	December 31, 2025	September 30, 2025
Policy year:
2004 and prior	1,381	1,557	1,560
2005 - 2008	4,322	4,871	4,967
2009 - 2019	4,219	5,057	5,071
2020	2,166	2,268	2,171
2021	4,665	4,739	4,563
2022	4,286	4,227	3,965
2023	2,374	2,044	1,856
2024	2,635	1,844	1,406
2025	1,513	465	188
2026	253	—	—
Total	27,814	27,072	25,747
Generally, on our primary business, the third and fourth year after loan origination have been periods with the highest level of new delinquency notices. Factors such as Annual Persistency and economic conditions can impact the level and frequency of new notices we receive during a given period. As of September 30, 2026, 53% of our primary RIF was written subsequent to December 31, 2022, 68% of our primary RIF was written subsequent to December 31, 2021, and 85% of our primary RIF was written subsequent to December 31, 2020.

Underwriting and Other Expenses, Net
Underwriting and other expenses includes items such as employee compensation costs, outside service expenses, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and nine months ended September 30, 2026 were $44.9 million and $138.6 million, respectively, compared with $49.6 million and $154.8 million for the three and nine months ended September 30, 2025. The decreases were primarily attributable to a decrease in outside service expenses and employee costs. See Note 14 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Underwriting expense ratio	19.1%	21.1%	19.8%	21.9%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC to net premiums written. The underwriting expense ratio for the three and nine months ended September 30, 2026, decreased compared with the same periods in the prior year primarily due to a decrease in underwriting and other expenses, net.

Income Tax Expense and Effective Tax Rate
The decrease in our provision for income taxes in the nine months ended September 30, 2026, as compared to the same period in the prior year was primarily due to a decrease in income before tax.

MGIC Investment Corporation - Q3 2026 | 51

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2025.

Consolidated Balance Sheets - Assets

($ in thousands)	September 30, 2026	December 31, 2025	% Change
Investments	$5,537,858	$5,807,662	(5)%
Cash and cash equivalents	215,376	368,989	(42)%
Reinsurance recoverable on loss reserves (1)	80,588	65,055	24%
Deferred incomes taxes, net	139,554	18,512	654%
Other assets	397,007	379,268	5%
Total Assets	$6,370,383	$6,639,486	(4)%
(1) See "Liabilities and Equity" section below for further discussion.

Investments - Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities. The average duration and investment yield of our investment portfolio as of September 30, 2026 and December 31, 2025 are shown in the table below.

Portfolio Duration and Embedded Investment Yield
	September 30, 2026	December 31, 2025
Effective duration (in years)	4.1	4.2
Pre-tax yield (1)	4.1%	4.0%
After-tax yield (1)	3.3%	3.2%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of September 30, 2026 and December 31, 2025 are shown in the table below.

Fixed Income Security Ratings
Security Ratings (1)	September 30, 2026	December 31, 2025
AAA	13%	12%
AA	35%	36%
A	34%	34%
BBB	18%	18%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

Cash and Cash Equivalents - Our cash and cash equivalents balance decreased to $215.4 million as of September 30, 2026, from $369.0 million as of December 31, 2025, as cash used in financing activities was only partially offset by net cash generated from operating and investing activities.

Deferred income taxes, net - Our net deferred tax asset was $139.6 million and $18.5 million at September 30, 2026 and December 31, 2025, respectively. The increase to our deferred tax asset was primarily attributable to the change in the fair market value of our investment portfolio and an increase in transferable tax credits that were purchased and deferred during the nine months ended September 30, 2026.

MGIC Investment Corporation - Q3 2026 | 52

Consolidated Balance Sheets - Liabilities and Equity

(in thousands)	September 30, 2026	December 31, 2025	% Change
Loss reserves	$499,468	$474,884	5%
Unearned premiums	81,354	93,026	(13)%
Long-term debt	647,241	646,138	0%
Federal tax credit payable	160,142	135,344	18%
Other liabilities	134,854	142,543	(5)%
Total Liabilities	$1,523,059	$1,491,935	2%
Common stock	201,482	219,367	(8)%
Paid-in capital	1,806,412	1,812,463	0%
Accumulated other comprehensive income (loss), net of tax	(325,747)	(134,394)	(142)%
Retained earnings	3,165,177	3,250,115	(3)%
Total Shareholders’ Equity	$4,847,324	$5,147,551	(6)%

Loss Reserves and Reinsurance Recoverable on Loss Reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Reinsurance recoverables on loss reserves were $80.6 million and $65.1 million as of September 30, 2026 and December 31, 2025, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions. The increase in loss reserves, net of reinsurance recoverable, is primarily due to loss reserves established on new notices partially offset by favorable development on previously received delinquencies. See Note 8 - “Loss Reserves,” to our consolidated financial statements for additional information on the composition of our loss reserves.

Federal Tax Credit Payable - We have purchased transferable federal tax credits from third parties. The increase to the federal tax credit payable during the nine months ended September 30, 2026, is primarily due to the purchase of additional tax credits, partially offset by the payment for amounts owed for tax credits.

MGIC Investment Corporation - Q3 2026 | 53

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

Summary of Consolidated Cash Flows
	Nine Months Ended September 30,
($ in thousands)	2026	2025
Total cash provided by (used in):
Operating activities	$478,312	$622,046
Investing activities	22,788	132,822
Financing activities	(652,824)	(717,703)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(151,724)	$37,165
The decrease in net cash provided by operating activities for the nine months ended September 30, 2026 was primarily due to cash paid to third parties for the purchase of transferrable federal tax credits, a decrease in premiums received, and an increase in losses paid, partially offset by a decrease in underwriting expenses.

Net cash provided by investing activities for the nine months ended September 30, 2026 and 2025, primarily reflects sales and maturities of fixed income securities that exceeded purchases of fixed income securities during the period.

Net cash used in financing activities for the nine months ended September 30, 2026 and 2025, primarily reflects repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

In the next twelve months we will pay approximately $154.4 million to third parties for our purchase of transferable federal tax credits.

We also have purchase obligations totaling approximately $22.2 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $14.4 million for our purchase obligations.

Future contributions to our pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Capitalization
Debt - Holding Company
As of September 30, 2026, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information about the terms of our indebtedness.

Liquidity Analysis - Holding Company
As of September 30, 2026 and December 31, 2025, we had approximately $0.8 billion and $1.1 billion, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 13 - “Statutory Information” to our consolidated financial statements for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

During the nine months ended September 30, 2026 we repurchased 19.0 million shares for $521.7 million. In October 2026, we repurchased an additional 2.5 million shares for $70.2 million inclusive of commissions.

MGIC Investment Corporation - Q3 2026 | 54

We paid dividends of $0.15 to shareholders in the first and second quarters and paid a dividend of $0.17 to shareholders in the third quarter of 2026. On October 29, 2026, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.17 per share to shareholders of record on November 12, 2026. See Note 12 - “Shareholders’ Equity” to our consolidated financial statements for additional information on our share repurchase programs as well as dividends paid to shareholders.

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

Significant cash and investments inflows at our holding company during the nine months ended September 30, 2026:
•$400.0 million dividend received from MGIC, and
•$23.7 million of investment income.
Significant cash outflows at our holding company during the nine months ended September 30, 2026:
•$528.8 million of net share repurchase transactions,
•$101.6 million of cash dividends paid to shareholders,
•$40.6 million of payments for federal income taxes, net, and
•$34.1 million of interest payments on our outstanding debt obligation.

The net unrealized losses on our holding company investment portfolio were approximately $7.2 million at September 30, 2026, and the portfolio had modified duration of approximately 0.8 years.

The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2026, MGIC can pay $89 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. MGIC paid a dividend to our holding company of $400 million in the nine months ended September 30, 2026. In November 2026, MGIC paid a $350 million dividend to our holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Debt at Subsidiaries
MGIC did not have any outstanding debt obligations at September 30, 2026. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of September 30, 2026, MGIC’s Available Assets under the PMIERs totaled approximately $5.8 billion, an excess of approximately $2.8 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	September 30, 2026	December 31, 2025
QSR Transactions	$1,591	$1,402
Home Re Transactions	552	434
Traditional XOL Transactions	1,030	966
Total capital credit for Reinsurance Transactions	$3,173	$2,802

The total calculated PMIERs credit for risk ceded under our XOL Transactions are based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (See Note 1 - “Nature of Business and Basis of Presentation” and Note 7 - “Reinsurance”.)

MGIC Investment Corporation - Q3 2026 | 55

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets increases as the number of payments missed on a delinquent loan increases. For further discussion on PMIERs refer to “Overview - PMIERs” of this MD&A and our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
($ in millions)	September 30, 2026	December 31, 2025
RIF - net (1)	$56,044	$57,598
Statutory policyholders’ surplus	934	887
Statutory contingency loss reserve	4,924	4,853
Statutory policyholders’ position	$5,858	$5,740
Risk-to-capital	9.6:1	10.0:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at September 30, 2026 and $1.8 billion at December 31, 2025) for which loss reserves have been established.

For additional information regarding regulatory capital see Note 13 – “Statutory Information” to our consolidated financial statements as well as our Risk Factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.

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

MGIC Investment Corporation - Q3 2026 | 56

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

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. As of September 30, 2026, the effective duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2026 | 57

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review Note 15 - “Litigation and Contingencies” to our consolidated financial statements and our Risk Factor titled “We are subject to the risk of legal proceedings” in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and as supplemented by Part II, Item 1A of this quarterly report on Form 10-Q.

Item 1A. Risk Factors
The following is intended to update and supplement the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the information in this report, you should review the risk factors outlined in that Report.
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
•The terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law and the business practices associated with such cancellations. If the GSEs or other mortgage investors change their practices regarding the timing of cancellation of mortgage insurance due to home price appreciation, policy goals, changing risk tolerances or otherwise, we could experience an unexpected reduction in our insurance in force ("IIF"), which would negatively impact our business and financial results. Recent governmental actions have increased focus on potential changes to mortgage insurance cancellation practices. In October 2026, the President signed an Executive Order under which the FHFA Director shall, if he determines that doing so is in the best interests of the GSEs, FHFA, and the American public, direct the GSEs to establish a pilot program, applicable only to mortgages made after the establishment of the pilot program, that periodically reviews single-family mortgage loans that the GSEs own, guarantee, or securitize, using automated valuation models and other available data to assess current market value, and to identify borrowers who appear to satisfy equity and other requirements for cancellation of mortgage insurance. While the Executive Order establishes a policy directive, the specific requirements, operational procedures, timing and scope of any resulting FHFA or GSE programs remain uncertain. To the extent any such programs increase the frequency or accelerate the timing of mortgage insurance cancellations, our IIF, premiums earned, annual persistency and financial results could be adversely affected. For more information, see our risk factor titled “The length of time our insurance policies remain in force has a significant impact on our results."

MGIC Investment Corporation - Q3 2026 | 58

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
•The GSEs’ mortgage insurance cancellation guidelines apply more broadly than HOPA and may consider factors other than the original value of the home, including a home’s current value. Moreover, changes to mortgage insurance cancellation practices, whether implemented pursuant to the October 2026 Executive Order or through other regulatory, administrative or policy actions, could result in increased mortgage insurance cancellations and decreased persistency. For more information about the GSEs' guidelines and business practices, and how they may change, see our risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

MGIC Investment Corporation - Q3 2026 | 59

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended September 30, 2026.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
July 1, 2026	July 31, 2026	1,920,183	$29.02	1,920,183	$750,289,786
August 1, 2026	August 31, 2026	1,576,484	30.80	1,576,484	701,727,743
September 1, 2026	September 30, 2026	1,627,583	29.65	1,627,583	653,471,650
		5,124,250	$29.77	5,124,250

(1)In April 2026, our Board of Directors approved a share repurchase program, authorizing us to purchase an additional $750 million of common stock prior to December 31, 2028. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Item 5. Other Information
During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1 of the Exchange Act) or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

MGIC Investment Corporation - Q3 2026 | 60

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2026 | 61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 4, 2026.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2026 | 62